Form 10-Q
period 2020-08-31
VININGS HOLDINGS, INC.
filed 2020-10-20
CIK 1819663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

Or

/_/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-56194

VININGS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-3998117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Powers Ferry Road SE Suite 212, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 816-8240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /_/ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     /_/No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/_/	Accelerated filer	/_/
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. /_/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒     No /_/

The number of shares outstanding of the registrant’s common stock as of October 14, 2020, was 249,038,025 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Vinings Holdings, Inc a Delaware corporation unless the context requires otherwise.

Item 1. Financial Statements.

Index to Financial Statements

Page
CONDENSED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, August 31, 2020 (unaudited), and February 29, 2020	3

Unaudited Consolidated Statements of Operations, for the Three and Six Months Ended August 31, 2020, and August 31, 2019	4

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit), for the Three Months and Six Months Ended August 31, 2020, and August 31, 2019	5

Unaudited Consolidated Statements of Cash Flows, for the Three Months Ended August 31, 2020, and August 31, 2019	6

Notes to the Unaudited Interim Consolidated Financial Statements	7

Vinings Holdings, Inc.
(formerly Naerodynamics, Inc.)
Unaudited Consolidated Balance Sheets

	August 31,	February 29,
	2020	2020

ASSETS
Current assets:
Cash and cash equivalents	$1,593	$9,146
Total assets	$1,593	$9,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$1,813
Accrued interest -related party	3,444	738
Loans payable-related party	35,000	20,000
Total current liabilities	38,444	22,551
Total liabilities	38,444	22,551

Commitments and contingencies	—	—

Stockholders' Equity:
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0-
issued and outstanding as of August 31, 2020 and February 29, 2020, respectively	—	—
Common stock, $0.0001 par value, 750,000,000 shares authorized; 249,038,025 shares
issued and outstanding as of August 31, 2020 and February 29, 2020, respectively	24,904	24,904
Additional paid-in capital	(24,904)	(24,904)
Retained earnings deficit	(36,851)	(13,405)
Total stockholders' equity	(36,851)	(13,405)
Total liabilities and equity	$1,593	$9,146

The accompanying notes are an integral part of the consolidated financial statements.

Vinings Holdings, Inc.
(formerly Naerodynamics Inc.)
Unaudited Consolidated Statements of Operations

	Three months ended	Three months ended	Six months ended	From inception on April 30, 2019 through
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Operating expenses:
Professional fees	$8,600	$—	$14,209	$—
General and administrative expense -related party	—	—	3,000	—
General and administrative	3,515	—	3,531	99
Total operating expenses	12,115	—	20,740	99
Income loss from operations	(12,115)	—	(20,740)	(99)
Other (expense)
Interest (expense) -related party	(1,633)	—	(2,706)	—
Total other income (expense)	(1,633)	—	(2,706)	—
Net loss	$(13,748)	$—	$(23,446)	$(99)

Basic and diluted earnings (loss) per common share	$(0.00)	$—	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	249,038,028	249,038,028	249,038,028	249,038,028

The accompanying notes are an integral part of the consolidated financial statements.

	Vining Holdings, Inc. (formerly Naerodynamics)
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock Series B		Subscription	Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Equity
Balance, April 30, 2019	249,038,025	$24,904	2,000,000	$200	(1,901)	$(23,104)	$(99)	$—

Net income (loss)							—	—

Balance, May 31, 2019	249,038,025	$24,904	2,000,000	$200	(1,901)	$(23,104)	$(99)	$—

Net income (loss)							—

Balance, August 31, 2019	249,038,025	$24,904	2,000,000	$200	(1,901)	$(23,104)	$(99)	$—

February 29, 2020	249,038,025	$24,904	—	$—	$—	$(24,904)	$(13,405)	$(13,405)

Net income (loss)							(9,698)	(9,698)

May 31, 2020	249,038,025	$24,904	—	$—	$—	$(24,904)	$(23,103)	$(23,103)

Net income (loss)							(13,748)	(13,748)

August 31, 2020	249,038,025	$24,904	—	$—	$—	$(24,904)	$(36,851)	$(36,851)

The accompanying notes are an integral part of the consolidated financial statements.

Vinings Holdings, Inc.
(formerly Naerodynamics, Inc.)
Unaudited Consolidated Statements of Cash Flows

	Six months ended	From inception on April 30, 2019 through
	August 31, 2020	August 31, 2019

Cash flows from operating activities of continuing operations:
Net loss	$(23,446)	$(99)
Changes in operating assets and liabilities:
Accounts payable	(1,814)
Accrued interest -related party	2,707
Net cash provided by (used in) operating activities	(22,553)	(99)

Cash flows from financing activities:
Related party loan	$15,000
Proceeds from the sale of stock	—	99
Net cash provided by (used in) financing activities	15,000	99

Net increase (decrease) in cash and cash equivalents	(7,553)	—
Cash and cash equivalents at beginning of period	9,146	—
Cash and cash equivalents at end of period	$1,593	$—

Supplemental disclosure of cash flow information:	$—	$—
Cash paid for interest	$—	$—
Cash paid for income taxes

The accompanying notes are an integral part of the consolidated financial statements.

VININGS HOLDINGS, INC.

(FORMERLY NAERODYNAMICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED AUGUST 31, 2020 AND AUGUST 31, 2019

NOTE 1 – NATURE OF OPERATIONS

Vinings Holdings, Inc. (“Vinings”, or the “Company”) formerly known as Naerodynamics, Inc. is a Delaware corporation. As of February 29, 2020, the Company did not have any subsidiaries

Reverse Merger

On April 30, 2019, the Company executed a reverse merger with PowerTech Bit, Inc. a Colorado corporation whose principal line of business was selling Bitcoin Mining Equipment on its website www.powertechbit.com. Under the terms of the Agreement, the Company acquired 100% of PowerTech Bit, Inc, in exchange for 2,000,000 shares of Naerodynamics Series B Preferred Stock. Additionally, 151,750,000 shares of common stock were transferred to Tatiana Shishova from Matt Billington. Immediately prior to the reverse merger, there were 249,038,025 common shares outstanding and 0 of Series A Preferred shares outstanding, and 0 Shares of Shares B Preferred Stock. and Matt Billington was the sole officer/director. After the reverse merger, the Company had 249,038,025 common shares outstanding, 0 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred shares.

For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of the Company with PowerTech Bit, Inc. is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. Naerodynamics had no operations, assets, or liabilities prior to the reverse merger. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

On July 23, 2019, the Company divested its PowerTech Bit, Inc. subsidiary and all of its assets to original Sellers of PowerTech Bit, in return for PowerTech Bit’s assumption of all liabilities incurred between May 1, 2020, and July 23, 2020, and the return of the 2,000,000 shares of Series B. The Company recorded a gain of $99 on the divestiture.

Naerodynamics was re-domiciled in the state of Delaware on January 30th, 2020 under a Delaware Holding Company Reorganization with an effective date of February 28th, 2020.  The surviving company was named Vinings Holdings, Inc.

Our auditor has expressed substantial doubt about our ability to continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year

Principles of Consolidation

The consolidated financial statements include the accounts of Vinings Holdings and PowerTech Bit, Inc. (through the period ended July 23, 2019).

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets, and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company's most significant estimates relate to the valuation of its contingent liabilities and the valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal as our "major" tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, "Compensation-Stock Compensation", whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, "Equity", whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on May 1, 2019 and it had no impact on the company’s operations.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company adopted this guidance on May 1, 2019 and it had no impact on the company’s operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. On August 31, 2020, the Company had not yet achieved profitable operations, has accumulated losses of $36,851 since its inception, has a working capital deficiency of $36,851 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

Through the period ended August 31, 2020, Coral Investment Partners, an entity 100% controlled by Erik Nelson, had extended the Company $35,000 in demand loans at an interest rate of 18%. Erik Nelson is the Chief Executive Officer of the Company's as well as its only Director. As of August 31, 2020, $3,444 in interest had accrued on this demand loan.

As the Company’s office space needs are limited at the current time, Erik Nelson is currently providing space to the Company at no cost.

NOTE 5 - EQUITY

The total number of shares of stock which the corporation shall have authority to issue is 760,000,000 shares, of which 750,000,000 shares of $.0001 par value shall be designated as Common Stock and 10,000,000 shares of $0.0001 shall be designated as Preferred Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Common Stock and Series B Preferred Shares

The Company has authorized 750,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 30, 2019, the Company executed a reverse merger with PowerTech Bit, Inc, Inc. On April 30, 2019, the Company entered into an agreement whereby the Company acquired 100% of PowerTech Bit, Inc, in exchange for 2,000,000 shares of Naerodynamics Series B Preferred Stock. Additionally, 151,750,000 shares of common stock were transferred to Tatiana Shishova from Matt Billington. Immediately prior to the reverse merger, there were 249,038,025 common shares outstanding, -0- shares of Series A Preferred shares outstanding, and -0- shares of Series B Preferred Stock outstanding and Matt Billington was the sole officer/director. After the reverse merger on April 30, 2020, the Company had 249,038,025 common shares outstanding and -0- shares of Series A Preferred shares and 2,000,000 shares of Series B Preferred Stock outstanding

Shareholder	Shares of PowerTech Bit	Series B Preferred Shares of Naerodynamics Received(1)
Tatiana Shishova	1,000,000	2,000,000

______________

(1)	1,000,000 of these shares were transferred to Anastasia Shishova.

The 2,000,000 shares of Series B Preferred Stock were returned to Company on July 23, 2019, concurrent with the Company’s divestiture of PowerTech Bit described throughout this Report. As a result, there were no shares of Preferred B shares outstanding as of August 31, 2020, and February 29, 2020.

As of August 31, 2020, and February 29, 2020, the Company had 249,038,025 shares of common stock issued and outstanding.

Series A Preferred Stock.

As of April 30, 2019, the Series A Preferred Stock has been canceled.

As of August 31, 2020, and February 29, 2020, there were 0 shares of Series A Preferred outstanding.

The provisions of the Series A were as follows:

The Series A Preferred shall have no liquidation preference over any other class of stock.

Except as otherwise required by law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock or any other class or series of preferred stock) for the taking of any corporate action.

Conversion at the Option of the Holder. From 12 months from the date of issuance, each holder of shares of Series A Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series A Preferred Stock into fully paid and nonassessable shares of Common Stock at a rate equal to 9.9% of the Common Stock. However, the holders of the Series A Preferred Stock are limited to ownership of 9.99% of the company’s common stock.

Anti-dilution. For a period of 18 months after the Preferred is convertible, the conversion price of the Series A Preferred will be subject to adjustment to prevent dilution in the event that the Company issues additional shares at a purchase price less than the applicable conversion price. The conversion price will be subject to adjustment on a weighted basis that takes into account issuances of additional shares. At the expiration of the anti-dilution period, the conversion rate in Section VI (A) above shall be equal to a conversion rate equal to 9.9% on the Common Stock. For example, if on the date of expiration of the anti-dilution clause there are 500,000,000 shares of Common Stock issued and outstanding then each Series A Preferred Stock shall convert at a rate of 88.24 common shares for each 1 Series Preferred Share.

The company has evaluated the Series A Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 does not apply.

The company has evaluated the Series A Preferred Stock in accordance with FASB ASC Subtopic 47020 and has determined that there is no beneficial conversion feature that must be accounted for.

Series B Convertible Preferred Stock

The Company designated 2,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.0001 per share.

Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

All shares of the Series B Preferred Stock shall rank (i) senior to the Corporation’s Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series B Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series B Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

The Series B Preferred shall have no liquidation preference over any other class of stock.

Each holder of outstanding shares of Series B Preferred Stock shall be entitled to the number of votes equal to equal to one thousand (1,000) Common Shares. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series B Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series B Preferred Stock into a 1,000 of fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 100 shares of Common Stock.

In the event of a reverse split, the conversion ratio shall not be changed. However, in the event a forward split shall occur then the conversion ratio shall be modified to be increased by the same ratio as the forward split.

The Company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 did not apply as of April 30, 2019.

The Company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 47020 and has determined that there is no beneficial conversion feature that must be accounted for as of April 30, 2019.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from August 31, 2020, through the date the financial statements were available to be issued and has determined that there are no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended August 31, 2020 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Organizational History of the Company and Overview

Reverse Merger

On April 30, 2019, the Company executed a reverse merger with PowerTech Bit, Inc. a Colorado corporation whose principal line of business was selling Bitcoin Mining Equipment on its website www.powertechbit.com. Under the terms of the Agreement, the Company acquired 100% of PowerTech Bit, Inc, in exchange for 2,000,000 shares of Naerodynamics Series B Preferred Stock. Additionally, 151,750,000 shares of common stock were transferred to Tatiana Shishova from Matt Billington. Immediately prior to the reverse merger, there were 249,038,025 common shares outstanding and 0 of Series A Preferred shares outstanding, and 0 Shares of Shares B Preferred Stock. and Matt Billington was the sole officer/director. After the reverse merger, the Company had 249,038,025 common shares outstanding, 0 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred shares.

For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of the Company with PowerTech Bit, Inc. is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. Naerodynamics had no operations, assets, or liabilities prior to the reverse merger. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

On July 23, 2019, the Company divested its PowerTech Bit, Inc. subsidiary and all of its assets to original Sellers of PowerTech Bit, in return for PowerTech Bit’s assumption of all liabilities incurred between May 1, 2020, and July 23, 2020, and the return of the 2,000,000 shares of Series B. The Company recorded a gain of $99 on the divestiture

Naerodynamics was re-domiciled in the state of Delaware on January 30th, 2020 under a Delaware Holding Company Reorganization with an effective date of February 28th, 2020.  The surviving company was named Vinings Holdings, Inc.

Our auditor has expressed substantial doubt about our ability to continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

No Current Operations

The Company has no operations at this time, and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, and those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Currently, the Company is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On August 31, 2020, the Company had a retained deficit of $37,427 and current liabilities in excess of current assets by $37,427. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continuation as a going concern is solely dependent upon the Coral Investment Partners, a related party, continuing to fund the Company. There is no assurance that they will continue to do so.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

Liquidity and Capital Resources

We cannot assure that additional funding will be available on a timely basis, on terms acceptable to us, or at all. We currently have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, and at all. currently we are being funded by Coral investment Partners, a related entity who has provided us with all of our funding to date amounting to $35,000. Our inability to receive additional financing may have a significant negative impact on our continued development and results of our operations. COVID-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of COVID-19, or otherwise, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended August 31, 2020. As of August 31, 2020, the Company had a retained earnings deficit of $37,427 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the CEO, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2020. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of August 31, 2020.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of August 31, 2020, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of August 31, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

Management identified the following material weaknesses set forth below in our internal control over financial reporting:

•	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

•	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of generally accepted accounting principles in the United States and SEC disclosure requirements.

•	Limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions.

•	The Company lacks sufficient in-house expertise and training in complex accounting principles and SEC reporting and disclosure requirements.

•	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

•	The Company lacks a system of tracking obligations to identify and file income tax and other tax reports on a timely basis.

A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VININGS HOLDINGS, INC.

Dated: October 20, 2020	By:	/s/ Erik Nelson
Erik Nelson, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

