Form 10-Q/A
period 2020-08-31
VININGS HOLDINGS, INC.
filed 2020-11-23
CIK 1819663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of October 14, 2020, was 1,588,800 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

EXPLANATORY NOTE

Vinings Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the three and six months ended August 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2020 (the “Original Form 10-Q”), to amend the number of shares outstanding on the cover sheet, to amend references to common shares outstanding included in the financial statements, and to include additional information in Note 5 (Equity) and Note 6 (Subsequent Events) of the financial statements. This Amendment No. 1 also amends Item 2 of Part II of the Original Form 10-Q to reflect the additional disclosure.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in the Original 10-Q. In addition, in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1, under Item 6 of Part II.

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

Item 1. Financial Statements.

Index to Financial Statements

Page
CONDENSED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, August 31, 2020 (unaudited), and February 29, 2020	3

Unaudited Consolidated Statements of Operations, for the Three and Six Months Ended August 31, 2020, and August 31, 2019	4

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit), for the Three Months and Six Months Ended August 31, 2020, and August 31, 2019	5

Unaudited Consolidated Statements of Cash Flows, for the Three Months Ended August 31, 2020, and August 31, 2019	6

Notes to the Unaudited Interim Consolidated Financial Statements	7

Vinings Holdings, Inc.
(formerly Naerodynamics, Inc.)
Unaudited Consolidated Balance Sheets

	August 31,	February 29,
	2020	2020
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,593	$9,146
Total assets	$1,593	$9,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$1,813
Accrued interest -related party	3,444	738
Loans payable-related party	35,000	20,000
Total current liabilities	38,444	22,551
Total liabilities	38,444	22,551

Commitments and contingencies	—	—

Stockholders' Equity:
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, -0-
issued and outstanding as of August 31, 2020 and February 29, 2020, respectively	—	—
Common stock, $0.0001 par value, 750,000,000 shares authorized; 1,558,800 shares
issued and outstanding as of August 31, 2020 and February 29, 2020, respectively	159	15 9
Additional paid-in capital	(159)	(159)
Retained earnings deficit	(36,851)	(13,405)
Total stockholders' equity	(36,851)	(13,405)
Total liabilities and equity	$1,593	$9,146

The accompanying notes are an integral part of the consolidated financial statements.

Vinings Holdings, Inc.
(formerly Naerodynamics Inc.)
Unaudited Consolidated Statements of Operations
(Restated)

	Three months ended	Three months ended	Six months ended	From inception on April 30, 2019 through
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Operating expenses:
Professional fees	$8,600	$—	$14,209	$—
General and administrative expense -related party	—	—	3,000	—
General and administrative	3,515	—	3,531	99
Total operating expenses	12,115	—	20,740	99
Income loss from operations	(12,115)	—	(20,740)	(99)
Other (expense)
Interest (expense) -related party	(1,633)	—	(2,706)	—
Total other income (expense)	(1,633)	—	(2,706)	—
Net loss	$(13,748)	$—	$(23,446)	$(99)

Basic and diluted earnings (loss) per common share	$(0.01)	$—	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	1,588,800	1,588,800	1,588,800	1,588,800

The accompanying notes are an integral part of the consolidated financial statements.

	Vining Holdings, Inc. (formerly Naerodynamics)
Unaudited Consolidated Statements of Changes in Stockholders' Equity
(Restated)

	Common Stock		Preferred Stock Series B		Subscription	Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Equity
Balance, April 30, 2019	1,588,800	$159	2,000,000	$200	(1,901)	$1,641	$(99)	$—

Net income (loss)							—	—

Balance, May 31, 2019	1,588,800	$159	2,000,000	$200	(1,901)	$1,641	$(99)	$—

Net income (loss)							—

Balance, August 31, 2019	1,588,800	$159	2,000,000	$200	(1,901)	$1,641	$(99)	$—

February 29, 2020	1,588,800	$159	—	$—	$—	$(159)	$(13,405)	$(13,405)

Net income (loss)							(9,698)	(9,698)

May 31, 2020	1,588,800	$159	—	$—	$—	$(159)	$(23,103)	$(23,103)

Net income (loss)							(13,748)	(13,748)

August 31, 2020	1,588,800	$159	—	$—	$—	$(159)	$(36,851)	$(36,851)

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

Reverse Stock Split

On approximately August 6, 2020, we effected a reverse-split of our common shares as follows:

•	A 1 for 40,000 reverse-split of the Company’s shares, followed immediately by;

•	All fractional shares were rounded upwards to the nearest whole share, followed immediately by;

•	A 200 for 1 forward stock split

The net effect of these actions was a 1 for 200 reverse-split of the Company’s common shares, with no shareholder being reduced below 200 shares. All shareholders who prior to the reverse-split had 40,000 shares or less of the pre-split shares received 200 of the new, post-split shares.

As of August 31, 2020, the Company had 1,588,800 post-split shares of its common stock issued and outstanding, and on February 29, 2020, the Company had 249,038,025 pre-split shares of its common stock issued and outstanding.

All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal as our "major" tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized

Basic and Diluted Loss Per Share

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

Reverse Stock Split

On approximately August 6, 2020, we effected a reverse-split of our common shares as follows:

•	A 1 for 40,000 reverse-split of the Company’s shares, followed immediately by;

•	All fractional shares were rounded upwards to the nearest whole share, followed immediately by;

•	A 200 for 1 forward stock split

The net effect of these actions was a 1 for 200 reverse-split of the Company’s common shares, with no shareholder being reduced below 200 shares. All shareholders who prior to the reverse-split had 40,000 shares or less of the pre-split shares received 200 of the new, post-split shares.

As of August 31, 2020, the Company had 1,588,800 post-split shares of its common stock issued and outstanding, and on February 29, 2020, the Company had 249,038,025 pre-split shares of its common stock issued and outstanding.

All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

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

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from August 31, 2020, through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required other than as disclosed below:

On November 4, 2020, the Company issued 70,000 shares to a total of 7 individuals at a price of $0.01 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

On November 4, 2020, the Company issued 70,000 shares to a total of 7 individuals at a price of $0.01/share. The total proceeds net of offering expenses was $700. The proceeds from the offering were used for general corporate expenses.

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

VININGS HOLDINGS, INC.

Dated: November 23, 2020	By:	/s/ Erik Nelson
Erik Nelson, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

