Form 10-Q
period 2020-11-30
VININGS HOLDINGS, INC.
filed 2021-01-11
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒     No ☐

The number of shares outstanding of the registrant’s common stock as of January 6, 2021, was 1,708,880 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Vinings Holdings, Inc a Delaware corporation unless the context requires otherwise.

Item 1. Financial Statements.

Index to Financial Statements

Page
CONDENSED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, November 30, 2020 (unaudited), and February 29, 2020	4

Unaudited Consolidated Statements of Operations, for the Three and Nine Months Ended November 30, 2020, and November 30, 2019	5

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit), for the Three Months and Nine Months Ended November 30, 2020, and November 30, 2019	6

Unaudited Consolidated Statements of Cash Flows, for the Nine Months Ended November 30, 2020, and November 30, 2019	7

Notes to the Unaudited Interim Consolidated Financial Statements	8

Vinings Holdings, Inc.

(formerly Naerodynamics Inc.)

Unaudited Consolidated Balance Sheets

	November 30,	February 29,
	2020	2020

ASSETS
Current assets:
Cash and cash equivalents	$4,938	$9,146
Total assets	$4,938	$9,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,777	$1,814
Accrued interest -related party	5,317	738
Loans payable-related party	40,000	20,000
Total current liabilities	50,094	22,552
Total liabilities	50,094	22,552

Commitments and contingencies	–	–

Stockholders' Equity:
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding as of November 30, 2020 and February 29, 2020, respectively	1	–
Common stock, $0.0001 par value, 750,000,000 shares authorized; 1,658,800 shares and 1,588,800 issued and outstanding as of November 30, 2020 and February 29, 2020, respectively	166	159
Additional paid-in capital	481,867	(159)
Stock subscriptions receivable	(1,100)	–
Retained earnings deficit	(526,090)	(13,405)
Total stockholders' equity	(45,156)	(13,405)
Total liabilities and equity	$4,938	$9,146

The accompanying notes are an integral part of the consolidated financial statements.

Vinings Holdings, Inc.

(formerly Naerodynamics Inc.)

Unaudited Consolidated Statements of Operations

From inception

	Three months ended	Three months ended	Nine months ended	From inception on April 30, 2019 through
	November 30, 2020	November 30, 2020	November 30, 2020	November 30, 2019

Operating expenses:
Professional fees	$2,520	$–	$16,729	$–
General and administrative expense -related party	480,333	–	483,333	–
General and administrative	4,513	–	8,044	99
Total operating expenses	487,366	–	508,106	99
Income loss from operations	(487,366)	–	(508,106)	(99)
Other (expense)
Interest (expense) -related party	(1,873)	–	(4,579)	–
Total other income (expense)	(1,873)	–	(4,579)	–
Net loss	$(489,239)	$–	$(512,685)	$(99)

Basic and diluted earnings (loss) per common share	$(0.30)	$–	$(0.32)	$–

Weighted-average number of common shares outstanding:
Basic and diluted	1,619,869	1,588,800	1,599,135	1,588,800

The accompanying notes are an integral part of the consolidated financial statements.

Vining Holdings, Inc. (formerly Naerodynamics)

Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock Series B		Subscription	Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Equity

Balance, April 30, 2019	1,588,800	$159	2,000,000	$200	(1,901)	$1,641	$(99)	$–

Net income (loss)	–	–	–	–	–	–	–	–

Balance, May 31, 2019	1,588,800	$159	2,000,000	$200	(1,901)	$1,641	$(99)	$–

Net income (loss)	–	–	–	–	–	–	–	–

Balance, August 31, 2019	1,588,800	$159	2,000,000	$200	(1,901)	$1,641	$(99)	$–

Net income (loss)	–	–	–	–	–	–	–	–

Balance, November 30, 2019	1,588,800	$159	2,000,000	$200	(1,901)	$1,641	$(99)	$–

	Common Stock		Preferred Stock Series B		Subscription	Additional Paid-in	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Equity

Balance, February 29, 2020	1,588,800	$159	–	–	$–	$(159)	$(13,405)	$(13,405)

Net income (loss)	–	–	–	–	–	–	(9,698)	(9,698)

Balance May 31, 2020	1,588,800	$159	–	$–	$–	$(159)	$(23,103)	$(23,103)

Net income (loss)	–	–	–	–	–	–	(13,748)	(13,748)

Balance, August 31, 2020	1,588,880	$159	–	$–	$–	$(159)	$(36,851)	$(36,851)

Purchase of preferred stock by related party	–	–	8,000	1	–	479,999	–	480,000

Purchase of common stock in private placement	70,000	7	–	–	–	693	–	700

Subscriptions receivable	–	–	–	–	(1,100)	–	–	(1,100)

Issuance of warrants to related party	–	–	–	–	–	1,333	–	1,333

Net income (loss)	–	–	–	–	–	–	(489,239)	(489,239)

Balance, November 30, 2019	1,658,880	$166	8,000	$1	$(1,100)	$481,867	$(526,090)	$(45,156)

The accompanying notes are an integral part of the consolidated financial statements.

Vinings Holdings, Inc.

(formerly Naerodynamics Inc.)

Unaudited Consolidated Statements of Cash Flows

	Nine months ended November 30,	From inception on April 30, 2019 through November 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net loss	$(512,685)	$–
Changes in operating assets and liabilities:
Stock-based compensation	480,333	–
Subscriptions receivable	(1,100)	–
Accounts payable	2,965	–
Accrued interest -related party	4,579	–
Net cash provided by (used in) operating activities	(25,908)	–

Cash flows from financing activities:
Proceeds from the private placement of common and preferred stock	1,700	–
Related party loan	20,000	–
Net cash provided by (used in) financing activities	21,700	–

Net increase (decrease) in cash and cash equivalents	$(4,208)	$–
Cash and cash equivalents at beginning of period	9,146	–
Cash and cash equivalents at end of period	$4,938	$–

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets, and liabilities are known to exist as of the date the financial statements are published, and (iii) the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company's most significant estimates relate to the valuation of its contingent liabilities and the valuation of its common stock.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on May 1, 2019, and it had no impact on the company’s operations.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company adopted this guidance on May 1, 2019, and it had no impact on the company’s operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. On November 30, 2020, the Company had not yet achieved profitable operations, has accumulated losses of $526,090 since its inception, has a working capital deficiency of $45,156, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

Through the period ended November 30, 2020, Coral Investment Partners, an entity 100% controlled by Erik Nelson, had extended the Company $40,000 in demand loans at an interest rate of 18%. Erik Nelson is the Chief Executive Officer of the Company's as well as its only Director. As of November 30, 2020, $5,317 in interest had accrued on this demand loan.

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

Reverse Stock Split

On approximately August 6, 2020, the Company effected a reverse-split of our common shares as follows:

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

As of November 30, 2020, the Company had 1,658,800 post-split shares of its common stock issued and outstanding, and on February 29, 2020, the Company had 249,038,025 pre-split shares of its common stock issued and outstanding.

All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

Issuance of Common Stock

In October 2020, the Company entered into Subscription Agreements for the purchase of 70,000 shares of restricted common stock to a total of 7 individuals at a price of $0.01 per share, or $700.

Issuance of Warrants to Related Party

On November 23, 2020, the Company issued 500,000 Class A Warrants and 500,000 Class B Warrants to purchase common stock to Coral Investment Partners, LP, a related party, and entity 100% controlled by Erik Nelson, CEO of the Company with the terms as indicated in the table below:

	Name	Number of Warrants	Exercise Date	Expiration Date	Exercise Price	Redemption Trigger Price	Cashless Exercise
Class A Warrants	Coral Investment Partners, LP	500,000	11/23/2020	11/30/2023	$2.00	$3.00	Only in absence of an effective Registration Statement

Class B Warrants	Coral Investment Partners, LP	500,000	11/23/2020	11/30/2023	$5.00	$7.50	Only in absence of an effective Registration Statement

The purchase price of the Class A and Class B Warrants was $0.0002 per warrant, for an aggregate of $100 for Class A Warrants and $100 for Class B Warrants.

This issuance of the Class A and Class B warrants was valued at $60,000 using Black Scholes Methodology and are being amortized over the three year life of the warrants. As a result the Company recorded $1,333 in general and administrative expense-related party during the three months ended November 30, 2020.

Series A Preferred Stock.

As of April 30, 2019, the Series A Preferred Stock has been canceled.

As of November 30, 2020, and February 29, 2020, there were 0 shares of Series A Preferred outstanding.

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

Series B Convertible Preferred Stock, Related Party

The Company designated 2,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.0001 per share.

On November 23, 2020, Coral Investment Partners, LP, a related an entity 100% controlled by Erik Nelson, CEO of the Company, subscribed to purchase and was issued 8,000 Series B Preferred Shares of the Company at a price of $0.125 per share for a total of $1,000.

Each holder of shares of Series B Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series B Preferred Stock into a 1,000 of fully paid and nonassessable shares of Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 100 shares of Common Stock.

As a result of the beneficial conversion feature of the Series B Preferred Stock into 8,000,000 shares of common stock, the Company recorded a non-cash charge of $479,000 in stock-based compensation-related party during the three months ended November 30, 2020.

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

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from November 30, 2020, through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required other than as disclosed below:

On December 22, 2020, the Company and Sterling Acquisitions 1, Inc., a related party controlled by Erik Nelson and a Delaware corporation, (“Sterling”) entered into a Divestiture Agreement effective December 23, 2020. The Company is seeking to further the development of its business operations. As a result, the Company desires to divest itself of NDYN Delaware, a wholly-owned subsidiary of the Company. Sterling acquired NDYN Delaware with the following terms and the divestiture of NDYN Delaware shall be effected as follows:

A. The Company and Sterling entered into a Stock Purchase Agreement and Sterling purchased all the issued and outstanding shares of NDYN Delaware (1,000 shares of common stock, consisting of 100% ownership) for ten dollars ($10).

B. The Company and Sterling entered into a share purchase agreement whereby Sterling purchased fifty thousand (50,000) common shares at an aggregate price of ten dollars ($10).

C. the Company paid Sterling a fee of $1,000 to cover the expenses associated with the maintenance of NDYN Delaware until a certificate of dissolution is filed with the state of Delaware.

On December 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Agreement and Plan”) with Coeptis Pharmaceuticals, Inc., a Delaware corporation (“COEPTIS”) and Coeptis Acquisition Corp., a wholly-owned subsidiary of the Company, domiciled in Delaware (“Acquisition Sub”). Pursuant to the terms of the Agreement and Plan, the Company and COEPTIS intend to effect a merger, pursuant to which Acquisition Sub will merge with and into COEPTIS and COEPTIS will survive, as a result of which the entire issued share capital of COEPTIS (the “COEPTIS Shares”) will be deemed for all purposes to represent shares of common stock of the Company upon the terms and subject to the conditions outlined in the Agreement.

COEPTIS agreed to transfer to the Company all of the COEPTIS Shares in exchange for the issuance of 25,178,840 shares of the Company’s common stock.

In connection with the Merger, the Company will take the necessary action to effectuate a name and symbol change.

In addition, the sole officer and Director of the Company, Erik Nelson, shall resign from his officer positions at the Company effective simultaneous with the Closing, and shall be replaced by the new officers designated by COEPTIS. Erik Nelson shall remain a director of the Company’s post-merger board of directors, holding one of the five (5) board of director seats that are being established upon effectiveness of the Merger. The remaining seats on the board of directors shall be designated by COEPTIS and shall be approved pre-closing by all parties. Post-Merger officers of the Company shall be appointed by the post-Merger board of directors. The Company will report biographical and compensation information at the time of appointment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended November 30, 2020 and 2019, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On November 30, 2020, the Company had a retained deficit of $526,090 and current liabilities in excess of current assets by $45,155. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended November 30, 2020. As of November 30, 2020, the Company had a retained earnings deficit of $526,090 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of the CEO, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2020. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of November 30, 2020.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of November 30, 2020, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of November 30, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

On November 23, 2020, Coral Investment Partners, LP, a related an entity 100% controlled by Erik Nelson, CEO of the Company subscribed to purchase and was issued 8,000 Series B Preferred Shares of the Company at a price of $0.125 per share for a total of $1,000.

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

VININGS HOLDINGS, INC.

Dated: January 11, 2021	By:	/s/ Erik Nelson
Erik Nelson, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

