Form 10-KT
period 2020-12-31
VININGS HOLDINGS, INC.
filed 2021-05-11
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2020 to December 31, 2020

Commission File Number: 000-56194

Vinings Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-3998117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(Address of Principal Executive Offices) (Zip Code)

______________________________________________

(Registrant’s Telephone Number, Including Area Code): (724) 934-6467

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed fiscal year, based on the closing sale price of $0.31 as reported on the OTCQB PINK was: $279,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 30,298,740 shares of $0.0001 par value common stock outstanding, and 8,000 shares of class B preferred stock, in each case as of May 10, 2021.

Vinings Holdings Inc.

Transition Report on Form 10-KT for the Fiscal Year Ended December 31, 2020

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

On February 12, 2021, Vinings Holdings, Inc. (“Vinings”, ‘‘we’’, ‘‘us’’ or the “Company”) acquired Coeptis Pharmaceuticals, Inc. (“Coeptis”) in an all-stock transaction. The acquisition of Coeptis was accomplished through a reverse merger of Vining’s wholly owned subsidiary Coeptis Merger Sub, Inc. with and into Coeptis, with Coeptis determined to be the accounting acquirer of Vinings. As such, the historical financial statements of the registrant are those of Coeptis and, in connection with the acquisition, Coeptis’ equity was exchanged for shares of common stock of Vinings. The acquisitions of Coeptis was treated as a “reverse merger.” Unless otherwise stated or the context otherwise requires, the historical business information described in this Transition Report on Form 10-KT prior to consummation of the acquisition of Coeptis is that of Coeptis and, following consummation of the acquisition of Coeptis, reflects business information of Vinings and Coeptis on a consolidated basis.

This report includes our audited financial statements as at and for the ten months ended December 31, 2020. This report also includes unaudited financial statements, as at and for the ten-month period ended December 31, 2019, as well as unaudited combined financial statements that combined on a pro forma basis the financial positions and performance of Coeptis and Vinings for the periods ending December 31, 2019 ended December 31, 2020. This report also includes audited financial statements of Coeptis as at and for the twelve-month periods ending December 31, 2020 and December 31,2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Transition Report on Form 10-KT are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of our acquisitions, business strategy, and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Transition Report on Form 10-KT are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Transition Report on Form 10-KT and are subject to a number of known and unknown risks, uncertainties and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

These forward-looking statements present our estimates and assumptions only as of the date of this Transition Report on Form 10-KT. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	adverse impacts from the pandemic involving the novel coronavirus known as COVID-19;

•	We may not be able to successfully implement our growth strategy on a timely basis or at all;

•	We may have difficulties managing our anticipated growth, or we may not grow at all;

•	We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability;

•	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business;

•	We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates;

•	We may encounter difficulties in managing our growth, which could adversely affect our operations;

•	We need to obtain financing in order to continue our operations;

•	The drug development and approval process is uncertain, time-consuming and expensive;

•	Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us;

•	Federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any;

•	The regulatory approval process is costly and lengthy, and we may not be able to successfully obtain all required regulatory approvals;

•	Healthcare reform measures could adversely affect our business;

•	Protecting and defending against intellectual property claims may have a material adverse effect on our business;

•	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer;

•	There is a substantial doubt about our ability to continue as a going concern; and

•	the other risks identified in this Transition Report on Form 10-KT including, without limitation, those under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may updated from time to time in our other filings with the SEC.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Transition Report on Form 10-KT and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Transition Report on Form 10-KT. We qualify all of our forward-looking statements by these cautionary statements.

NOTE REGARDING TRADEMARKS

We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. Each trademark or trade name of any other company appearing in this Transition Report on Form 10-KT is, to our knowledge, owned by such other company. Solely for convenience, our trademarks and trade names referred to in this Transition Report on Form 10-KT may appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On February 12, 2021, in connection with the acquisition of Coeptis, Vinings board of directors confirmed a change in fiscal year from February 28 to December 31 to align with the Coeptis fiscal year end. The fiscal year change for the Company became effective with our 2020 fiscal year, which begins March 1, 2020 and ends December 31, 2020, and for which this Transition Report on Form 10-KT is filed.

Our History

We were originally incorporated in the State of Colorado in 1996 under the name Nelx Marketing Inc., and then changed our name to Mind 2 Market, Inc. (1996), then to Health Partnership, Inc. (2005), then to Naerodynamics, Inc. (2008). In January 2020, Naerodynamics redomiciled to the State of Delaware and changed its name to NDYN Merger Corp. In February 2020, NDYN Merger Corp. enacted a Holding Company Reorganization pursuant to Section 251(g) of the Delaware General Corporation Law, and in connection therewith changed its name to Vinings Holdings, Inc.

On February 12, 2021, Coeptis Acquisition Sub, Inc. (“Acquisition Corp.”), a wholly-owned subsidiary of Vinings, merged (the “Merger”) with and into Coeptis. Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and now continues the existing business operations of Coeptis as a wholly-owned subsidiary. A copy of the agreement and plan of Merger related to the Merger is attached as Exhibit 2.1 to the Current Report on Form 8-K that was filed on January 4, 2021 to announce the signing of the Merger Agreement and is incorporated herein by reference. Simultaneously with the closing of the Merger, all of the issued and outstanding shares of Coeptis common stock converted, on a 1 for 1 basis, into shares of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”). As of the closing of the Merger there were no Coeptis options or warrants outstanding to purchase shares of Coeptis common stock.

Overview of Our Business

Immediately following the Merger, the business of Coeptis became our business. Since prior to the Merger we were a shell company, the business description below is a description of our business based on Coeptis’ operations.

Coeptis’ History

Coeptis Pharmaceuticals, Inc. was formed in November 2018, and its sole subsidiary Coeptis Pharmaceuticals, LLC was formed in July 2017. Through Coeptis, we focus on the development and/or acquisition of pharmaceutical products and technologies which offer improvements to current therapies thereby improving patient outcomes.

Our current business model is designed around commercializing and furthering the development of our current product portfolio. We are continually exploring partnership opportunities with companies that have novel therapies in various stages of development or companies with technologies that improve the way that drugs are delivered to patients. We will continue to seek the best strategic relationships for our portfolio, which relationships could include in-license agreements, out-license agreements, co-development arrangements and other strategic partnerships in new and exciting therapeutic areas such as auto-immune disease and oncology.

Product Portfolio

Our product portfolio currently consists of two approved drugs and two clinical-stage drug candidates. We intend to focus on expanding our portfolio through the addition of other drugs, likely in the pre-clinical and early clinical stages. Below is a brief description of our lead approved drug and our two clinical stage drug candidates and other key assets.

Our Approved Drugs

Conjupri® (levamlodipine tablets)

Coeptis owns the U.S. marketing rights to an FDA approved, prescription drug, called Conjupri. Conjupri is a drug that is delivered orally in tablet form for the treatment of hypertension.

Conjupri was approved by the U.S. Food and Drug Administration (FDA) in December of 2019. It is manufactured by CSPC OUYI Pharmaceutical Co., Ltd. (“CSPS”). Coeptis in-licensed its rights to the product through an exclusive supply and distribution agreement with CSPC in May 2020.

Conjupri is indicated for the treatment of hypertension in adults and pediatric patients 6 years and older, to lower blood pressure. Conjupri contains levamlodipine, the pharmacologically active isomer of amlodipine, a long-acting calcium channel blocker used to treat hypertension (high blood pressure) in children, adolescents, and adults. Conjupri provides the same blood pressure lowering effect using half the dose as compared to amlodipine. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions. These benefits have been seen in controlled trials of antihypertensive drugs from a wide variety of pharmacologic classes including levamlodipine. Levamlodipine may be used alone or in combination with other antihypertensive agents.

In June 2020, Coeptis entered into an agreement with Burke Therapeutics, LLC (“Burke”) in which Coeptis granted exclusive marketing and distribution rights for Conjupri, to Burke, for the United States and Puerto Rico. Burke is effectively our outsourced sales partner with commercialization and distribution expertise, a field salesforce, and access to wholesalers.

Hypertension and The Hypertension Market

Hypertension, more commonly known as High Blood Pressure (HBP), occurs when the force of the blood pushing against blood vessel walls is higher than it should be. Blood pressure is measured in millimeters of mercury (mm Hg). Normal Blood Pressure Levels are below 120/80 mm Hg. Many patients require more than one drug to achieve blood pressure goals. Numerous antihypertensive drugs, from a variety of pharmacologic classes, and with different mechanisms of action, have been shown in randomized controlled trials to reduce cardiovascular morbidity and mortality. Therefore, it can be concluded that it is blood pressure reduction, and not some other pharmacologic property of the drugs, that is largely responsible for those benefits. The largest and most consistent cardiovascular benefit has been a reduction in the risk of stroke, but reductions in myocardial infarction and cardiovascular mortality also have been seen regularly.

The Centers for Disease Control and Prevention project that nearly half of all American adults (approximately 108 million, or 45%) suffer from hypertension to some degree or are taking medication for hypertension. The hypertension market is a multi-billion dollar market annually, and is projected to increase in size annually for at least the next five years. It is one of the costliest chronic diseases to treat.

There are many effective treatment options available to manage hypertension including: diuretics, which include brand names Lasix®, Diuril® and Bumex®; angiotensin-converting enzyme (ACE) inhibitors, which include brand names Vasotec® and Zestril®; angiotensin II receptor blockers (ARBs), which include brand names Diovan® and Cozaar®; and calcium channel blockers, which include brand names Norvasc® and Procardia®. There are also several other classes of medication including beta blockers, vasodilators, and renin inhibitors which can be used to treat hypertension.

Benefits of Conjupri® (levamlodipine)

Among the medications for treating hypertension, calcium channel blockers (CCBs) such as amlodipine are one of the first-line agents as recommended by Joint National Committee 8 (JNC-8) guidelines. Amlodipine belongs to the dihydropyridine group of calcium channel blocker used as an antihypertensive and antianginal agent. Levamlodipine, also known as levoamlodipine or S-amlodipine, is a pharmacologically active enantiomer of amlodipine. Compared to racemic amlodipine, levamlodipine has equivalent antihypertensive efficacy at half the dose of amlodipine. Taking Conjupri allows patients to achieve the same antihypertensive efficacy with half the dose of amlodipine. Decreasing the dosage of amlodipine by taking enantiomerically pure levamlodipine may decrease the occurrence of dose dependent adverse events associated with amlodipine treatment. Levamlodipine or S-amlodipine has been approved, widely used, and studied outside of the United States.

Consensi (amlodipine and celecoxib tablets)

Coeptis currently owns the U.S. and Puerto Rico sales, marketing and distribution rights to Consensi®, a fixed-dose combination of celecoxib, a non-steroidal anti-inflammatory drug (NSAID) for the treatment of pain caused by osteoarthritis, and amlodipine besylate, a drug designed to treat hypertension. Consensi was developed by Israel-based Purple Biotech Ltd. (“Purple”), formerly known as Kitov Pharma Ltd. The U.S. Food & Drug Administration (FDA) approved Consensi oral tablets for marketing in May 2018. In December 2018, Coeptis licensed the exclusive sales, marketing and distribution rights for Consensi in the United States and Puerto Rico. In September 2019, Coeptis entered into an agreement with Burke, in which Coeptis granted exclusive marketing and distribution rights for Consensi, to Burke, for certain target markets within the United States and Puerto Rico.

Hypertension + Osteoarthritis (Comorbidity), Benefits of Consensi

Above under the discussion for Conjupri we discuss the hypertension market generally and the opportunity that exists in that market. In addition to the stand-alone hypertension market, there are approximately 30 million Americans suffering from osteoarthritis, and it has been demonstrated that approximately 40% of those patients with osteoarthritis also have hypertension. Therefore, there are roughly 12,000,000 patients that have both osteoarthritis and hypertension at the same time. We believe that this creates a sizeable market opportunity for Consensi.

A common similarity among many medications used to treat hypertension is poor patient adherence. For various reasons, patients may not take their medications as prescribed by their healthcare providers. Some of the reasons include forgetfulness, limited access to medication, and/or adverse side effects. Since many patients cannot physically feel their hypertension, there is a lack of mental signaling to remind patients to take their medication each day. A published study by Abegaz, et. al. in January of 2017 demonstrated that 45.2% of hypertension patients were non-adherent to their prescribed medications.

One of the reasons Consensi was developed was to help patients be more compliant with their medication. Consensi allows patients to take one tablet, once daily to treat the pain associated with their osteoarthritis and hypertension concomitantly, thus, simplifying dosing of their medications.

In collaboration with our marketing partner, Burke, Consensi was launched in May 2020. However, the launch of Consensi, as well as other pharmaceutical product launches, were negatively impacted by the spread of the Covid-19 virus in the United States, which made access to healthcare providers very difficult. Coeptis, Burke, and Purple are currently in discussions as to how to best maximize Consensi’s value moving forward.

Research and Development – Our Clinical Stage Products

CPT15050

We have recently entered into a confidential binding letter of intent with a strategic partner regarding the co-development of one of its key clinical products in a space that we believe is an exciting and sizable market. We are in the process of finalizing the definitive documentation for such co-development effort, and we expect to move forward with this clinical product in the near future

CPT60621 – a focus on Parkinson’s Disease

CPT60621 is a product that we are co-developing in partnership with Vici Health Sciences, LLC (“Vici”). Through this partnership, Vici and Coeptis would co-develop, seek FDA approval, and share ownership rights to CPT60621.

CPT60621 is a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). The currently approved dosage form is only available as an oral solid tablet which can be difficult to swallow for some PD patients. Per Symphony Health data, an estimated 555,000 prescriptions are dispensed per year for the oral solid tablet version alone.

PD affected nearly 1,000,000 people in the U.S. in 2020, and nearly 10,000,000 people worldwide. Experts also predict that the PD affected rate is expected to increase at a rate of 2.2% per year for the next 10 years. The direct medical cost to treat PD is estimated to be over $25 billion per year, in which $4.1 billion of that is in medication cost alone.

Typical PD symptoms include thinking difficulties, uncontrolled shaking and tremors, loss of automatic movements, rigidity, and eating, speaking, and swallowing difficulties. During the course of their disease, nearly 80% of PD patients will develop a condition known as dysphagia which is defined as difficulty or discomfort in swallowing. Oral liquid dosage forms are easier to swallow than oral solid dosage forms. PD patients who suffer from dysphagia often must crush and dissolve tablets in juice in order to consume their medication. In more extreme cases, feeding tubes are utilized. This is costly to the healthcare system and is simply impractical.

CPT60621 can be administered to the patient using an easy-to-use oral syringe, eliminating time consuming, costly, and uncontrolled tablet crushing. This novel dosage form, if approved, we believe will fulfill a market need and provide a beneficial treatment option for many PD patients.

To date, Coeptis has completed proof-of-concept formulation work for CPT60621 and performed a pilot bioequivalence study with passing results. We are currently targeting a 2022 NDA filing and 2023 commercial launch. We have yet to determine whether a commercial launch, assuming FDA approval of the product, will be performed through internal commercialization efforts, or by establishing out-licensing arrangements or other strategic relationships. Coeptis and Vici are currently in discussions as to how to maximize the value of CPT60621.

Sales and Marketing

We currently do not have in-house commercial capabilities required to market and distribute FDA approved products. Therefore, we have partnered with Burke Therapeutics to market and distribute Conjupri and Consensi. Burke is responsible for all sales, marketing, distribution, contracting, and pricing for Conjupri and Consensi. Burke has experience marketing similar products as Conjupri and Consensi, but there is no guarantee Burke will be able to achieve sales expectations. Although Conjupri and Consensi are currently available to many potential patients, to grow our sales exponentially we will need to increase our promotional efforts and continue to obtain payer coverage by commercial and government payors.

Since Conjupri and Consensi are currently only distributed by Burke, and under a Burke label, we are not required to maintain the necessary licensure required by some states in order to legally distribute prescription products within their state. However, since obtaining this licensure is a prolonged process we have already applied for and have been granted licenses in most of the states in the U.S. We are currently licensed to distribute prescription drugs into 39 of the 50 states and will continue to maintain our current licenses and pursue additional licenses as necessary for our business. On an annual basis, each state can change its licensing requirements. States that do not currently require a license, may require a license in the future, and states that currently require a license, may not require a license in the future.

Our Growth Strategy

To achieve our goals, Coeptis intends to deploy an aggressive, four-pronged, growth strategy listed below that we believe will help us maximize our success and deleverage some of the risk of finding, solely developing and funding our own products.

Business Development – Coeptis will seek to acquire and invest in novel products and technologies that improve patient outcomes. Coeptis will identify companies with products and technologies that are seeking assistance in developing and commercializing these assets. Coeptis will assess the commercial market opportunities for all potential products and technologies to determine if there are enough advantages to allow them to be viable, if they are developed.

Strategic Partnerships – Coeptis will focus on expanding our existing pipeline through establishing strategic partnerships with companies that have interesting products and technologies. We intend to focus on novel, early-stage and preclinical assets in a variety of therapeutic areas, including oncology and autoimmune diseases. In connection with our strategic partnership growth strategy, we recently entered into two option purchase agreements regarding a co-development opportunity for two early stage product candidates, as disclosed in and discussed in our Current Report on Form 8-K that was filed on May 11, 2021.

Commercial Development - Coeptis expects to participate and assist in the commercial development activities of its assets with our strategic partners. Commercial development activities may include, but are not limited to, clinical development, CMC manufacturing, supply chain management, market research, healthcare economics, market access, sales/marketing, and commercial launch strategies.

Portfolio Optimization – Coeptis will continue to evaluate, prioritize, optimize, and make appropriate changes in our pipeline portfolio as market development dynamics and/or product opportunities change. For example, it may be a strategic business decision for Coeptis to divest certain products and/or agreements to other companies so it can best focus on its core assets.

Employees

As of December 31, 2020, we had 5 employees, of which 4 are full-time employees, and 1 is a part-time employee. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

Many of our employees have been reporting to work remotely due to the COVID-19 outbreak. Our operations or productivity may continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures.

Available Information

We file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (“SEC”) that are publicly available through the SEC’s website at www.sec.gov. Our SEC filings will also be available free of charge through the home page of our website https://viningsholdings.com as well as under the Investor Relations section of our website at https://coeptispharma.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Transition Report on Form 10-KT.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors, together with all the other information in this Transition Report on Form 10-KT, including our consolidated financial statements and notes thereto, and in our other public filings with the SEC. The risk factors discussed below cover not only our current products, product candidates and relationships, but also the risks we expect to encounter when and if we add new product candidates and approved products to our proprietary portfolio, which new products, if added, we expect to be a various stages of pre-clinical and perhaps clinical development. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to our Discovery, Development and Commercialization of New Medicines

We cannot predict whether any of our product candidates that are in development at any point in time will be safe or effective, or receive regulatory approval.

The Company is in the process of identifying drug candidates for its current proprietary portfolio of drug development candidates, which we expect to be in various stages of research and preclinical evaluation and have a high risk of failure. We cannot predict when or if any of our drug candidates, including any added to our portfolio, will prove effective or safe in humans or will receive regulatory approval. These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business.

We must successfully initiate and complete extensive preclinical studies and clinical trials for our product candidates before we can receive regulatory approval. Preclinical studies and clinical trials are expensive and will take several years to complete and may not yield results that support further clinical development or product approvals. Conducting clinical studies for any of our drug candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants. We cannot guarantee that we will be able to successfully accomplish all of the activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products.

None of our product candidates other than Conjupri and Consensi has received regulatory approvals. If we are unable to obtain regulatory approvals to market one or more of our product candidates, our business may be adversely affected.

All of our product candidates, except for CPT60621, are in early stages of development, and we do not expect such product candidates to be commercially available for several years, if at all. These product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approvals from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval process described above. If we are unable to receive regulatory approvals, we will be unable to commercialize our product candidates, and our business may fail.

We may not be able to gain market acceptance of our product candidates that are in development, which would likely prevent us from becoming profitable.

We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payers, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries where we plan to market our products, including Europe and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium price. Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments.

We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities by third-party manufacturers for preclinical and bioequivalence studies. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities and we intend to use third-party manufacturers for commercial quantities. Our third-party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our failure or the failure of our third-party manufacturers to comply with the FDA’s good manufacturing practices and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop.

We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will in turn adversely affect our business.

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all.

We have limited experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later stage clinical development and potential commercialization. We may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

We may not be able to maintain our exclusive United States license for Consensi, which could materially affect our business plan.

On December 27, 2018, we entered into a license agreement with Purple Biotech Ltd. (formerly Kitov Pharma Ltd.) pursuant to which we licensed the exclusive sales and distribution rights and other intellectual property related to Consensi. Pursuant to the license agreement, we obtained an exclusive right to market, distribute and sell Consensi in the United States and Puerto Rico and the NDA for Consensi (NDA N210045 – Consensi (Amlodipine Besylate; Celecoxib)), or to sublicense such rights in accordance with the terms of the license agreement. In the event we fail to timely make milestone payments or otherwise breach our obligations under the license agreement, we would lose our rights to market, distribute and sell Consensi in the United States.

If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team for our business success. An important element of our strategy is to take advantage of the industry expertise of our current management. We do not have any employment agreements with our executive officers, but intend to finalize agreements with key personnel in the near future. The loss of any one of our executive officers, including, in particular, David Mehalick, Chairman of the Board and our President, Daniel Yerace, Vice-President of Operations or Christine Sheehy, Chief Financial Officer, could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.

To grow, we will eventually need to hire a significant number of qualified commercial, scientific and administrative personnel, and assemble a scientific advisory board of targeted individuals with unique applicable experiences that they can bring to the advisory function for the Company. However, there is intense competition for human resources, including management in the technical fields in which we operate, as well as advisory candidates, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Our inability to attract new employees or to retain existing employees, or to assemble a scientific advisory board, could limit our growth and harm our business.

Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

We intend to collaborate with outside scientific advisors and collaborators at academic and other institutions to assist us in our research and development efforts. These scientific advisors will not be our employees and may have other commitments that limit their availability to us. If a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems, and operational, financial, and management controls. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

We may acquire additional technology and complementary or expansion businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to exploit acquired technologies, or the loss of key employees from either our business or the acquired business.

Company Risks

We have a history of losses and expect that losses may continue in the future.

We have generated net losses since we began operations, including $2,835,859, $2,105,951 and $9,156,287 for the years ended December 31, 2018, December 31, 2019, and December 31, 2020 respectively, and we have an accumulated deficit of $14,100,846. Other than Conjupri and Consensi, we have no approved products and have generated minimal product revenue to date. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of 2022 or longer. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected and we may be unable to continue operations.

We will not be able to generate meaningful product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. As some of our current and projected future product candidates are and we expect will be at an early proof-of-concept stage, we do not expect to receive revenue from any of these product candidates for several years, if at all. We may seek to obtain revenue from collaboration or licensing agreements with third parties. We currently have one supply agreement with Burke Therapeutics, LLC regarding Conjupri and Consensi, which provides us with the potential for some ongoing future revenue; however, we may need to rely on key third-party agreements in order to be in a position to realize material revenues in the future, and we may never enter into any such agreements or realize material, ongoing future revenue. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

There is a substantial doubt about our ability to continue as a going concern.

The report of our independent auditors that accompanies our consolidated financial statements includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, citing our need for additional capital for the future planned expansion of our activities and to service our ordinary course activities (which may include servicing of indebtedness). The inclusion of a going concern explanatory paragraph in the report of our independent auditors will make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and likely will materially and adversely affect the terms of any financing that we might obtain. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We need to obtain financing in order to continue our operations.

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand will be sufficient to meet our short-term financial requirements into the 4th quarter of 2021 assuming that we don’t pursue strategic transactions prior to that time. However, we will require additional funds if we want to fully implement our business plan and growth strategy. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or clinical programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

In addition, our research and development expenses could exceed our current expectations. This could occur for many reasons, including:

•	some or all of our product candidates fail in clinical or preclinical studies and we are forced to seek additional product candidates;

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early-stage clinical trials;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties; or

•	we determine to acquire or license rights to additional product candidates or new technologies.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our Common Stock and other capital securities. We may also seek additional funds through arrangements with collaborators or other third parties. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs, including some or all of our product candidates.

We currently do not have sufficient cash to fully implement our business plan.

We have experienced a lack of adequate capital resources causing us to be unable to fully implement our business plan. We believe that we need to raise or otherwise obtain additional financing beyond our current cash position in order to satisfy our existing obligations and fully implement our business plan. We do not expect to have positive cash flow until the end of 2022 or longer. If we are not successful in obtaining additional financing, we will not be able to fully implement our business plan and we may not be able to continue our operations.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We began our business in 2017 and have a limited operating history. Though we have enlisted the assistance of pharmaceutical experts, our lack of experience may cause us to encounter unforeseen problems that could have a material adverse effect on our business and financial condition. As well, there is limited historical financial information upon which to base an evaluation of our performance.

The drug development and approval process is uncertain, time-consuming and expensive.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

We have to sustain and further build our intellectual property rights.

We do not currently have any intellectual property rights in our name in respect of our current assets, and instead have rights in respect of our current assets through agreements with third parties. We intend to fully protect any product, formulation and process that we develop with appropriate intellectual property registrations. If we fail to sustain and further build our direct and indirect intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Our future patents and patent applications, even if granted, may not protect us against our competitors. Patent positions generally, including those of other pharmaceutical and biotechnology companies, are or will be generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our direct or indirect patent rights from time to time if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

In addition, we may also rely on unpatented technology, trade secrets, and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We will generally require each of our employees, consultants, collaborators, and certain contractors to execute a confidentiality agreement at the commencement of an employment, consulting, collaborative, or contractual relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

Patent positions are often uncertain and involve complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide us with any competitive advantages. We may not have the funds available to protect our patents or other technology; such protection is costly and can result in further litigation expenses.

If we do not obtain or we are unable to maintain adequate patent or trade secret protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our products for a period of years that would be determined based on the nature of the product (i.e. an orphan drugs would get 7 years, a new chemical entity would get 5 years and a new clinical investigation would get 3 years). Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and may not have to repeat the studies that we will need to conduct to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries of products that duplicate our products.

We have to comply with our obligations in our intellectual property licenses with third parties.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. We are not currently party to any intellectual property license agreement with any third parties, but we anticipate that in-licensing will be strategy that we utilize as we continue to pursue our growth strategy. We expect to enter into licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

We may need to resort to litigation to enforce or defend our intellectual property rights, including any patents issued to us. If a competitor or collaborator files a patent application claiming technology also invented by us, in order to protect our rights, we may have to participate in an expensive and time-consuming interference proceeding before the United States Patent and Trademark Office. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize combination product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement. Obtaining, protecting and defending patent and other intellectual property rights can be expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in patent or intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us.

There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third-party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

Patent litigation or other litigation in connection with our intellectual property rights may lead to publicity that may harm our reputation and the value of our common stock may decline.

During the course of any patent litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the value of our common stock may decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

From time to time, we may receive notice that others have infringed on our proprietary rights or that we have infringed on the intellectual property rights of others. There can be no assurance that infringement or invalidity claims will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in protecting or defending against claims, which could have a material adverse effect on our business, financial condition or results of operations. We may not have the funds or resources available to protect our intellectual property.

Our competitors and potential competitors may develop products and technologies that make ours less attractive or obsolete.

Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop products that would render our product candidates, and those of our collaborators, obsolete and noncompetitive. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of the same diseases that we are currently targeting. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products.

Other risks and uncertainties include:

•	our ability to successfully complete preclinical and clinical development of our products and services

•	our ability to manufacture sufficient amounts of products for development and commercialization activities

•	our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products and services

•	the scope, validity and enforceability of patents and other proprietary rights held by third parties and their impact on our ability to commercialize our products and services

•	the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections

•	market acceptance of our products and services

•	our ability to identify new patients for our products and services

•	the accuracy of our information regarding the products and resources of our competitors and potential competitors

•	the content and timing of submissions to and decisions made by the US Food and Drug Administration (FDA) and other regulatory agencies

•	our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements

•	the continued funding of our collaborations and joint ventures, if any are ultimately established

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operation of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

Positive or timely results from preclinical studies and early clinical trials do not ensure positive or timely results in late-stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive preclinical or early clinical results often fail in later stage clinical trials. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.

We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products will be active, safe, or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and may not become profitable.

The regulatory approval process is costly and lengthy, and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory agency’s requirements for safety, efficacy and quality;

•	limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

The FDA continues to review products even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of our potential products and our ability to conduct our business.

Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for our product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect the business and financial condition of pharmaceutical companies. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in our common stock value or limit our ability to raise capital or to enter into collaborations or license rights to our products.

Federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. The legislation uses formularies, preferred drug lists and similar mechanisms that may limit the number of drugs that will be covered in any therapeutic class or reduce the reimbursement for some of the drugs in a class. More recently, the Patient Protection and Affordable Care Act of 2010 also contained certain provisions with the potential to affect pricing of pharmaceutical products.

As a result of the expansion of legislation, including recent healthcare insurance legislation, and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement systems, and any limits on or reductions in reimbursement that occur in the Medicare program may result in similar limits on or reductions in payments from private payers.

Federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any.

The prices of some drugs are lower in other countries than in the United States because of government regulation and market conditions. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States. A prime example of the effort to provide safe, lower cost drugs to consumers is Safe Importation Action Plan that was released by the Department of Health and Human Services (HHS) and the Food and Drug Administration (FDA), which plan is describes steps the HHS and FDA will take to allow the safe importation of certain drugs originally intended for non-US markets. If the laws or regulations are changed to permit or more easily permit the importation of drugs into the United States in circumstances that are currently not permitted, such a change could have an adverse effect on our business by making available lower priced alternatives to our future products.

Failure to obtain regulatory and pricing approvals in foreign jurisdictions could delay or prevent commercialization of our products abroad.

If we succeed in developing any products, we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional risks associated with requirements particular to those foreign jurisdictions where we will seek regulatory approval of our products. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

If our operations or productivity continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, which may negatively impact our business, financial condition and cash flows. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues for a prolonged period it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Risks Related to Our Common Stock and Liquidity Risks

Our Common Stock is a “Penny Stock” and subject to specific rules governing its sale to investors.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to our Common Stock, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is minimal trading activity in our Common Stock and there is no assurance that an active market will develop in the future.

Although our Common Stock is currently quoted on the OTC PINK (an interdealer electronic quotation system operated by OTC Markets Group, Inc.) under the symbol “NDYN”, trading of our Common Stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our Common Stock. There can be no assurance that a more active market for our Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

The market price of our Common Stock may be volatile, and you could lose all or part of your investment.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

The market price of our Common Stock may fluctuate substantially and will depend on a number of factors many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Common Stock since you might be unable to sell your shares at or above the price you pay for the shares. Factors that could cause fluctuations in the market price of our Common Stock include, but are not necessarily limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of pharmaceutical and biotechnology stocks;

•	changes in operating performance and stock market valuations of other pharmaceutical and biotechnology companies generally, or those in our industry in particular;

•	sales of shares of our Common Stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because we became public by means of a reverse merger we may not be able to attract the attention of brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

FINRA sales practice requirements may also limit your ability to buy and sell our Common Stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares once publicly traded, have an adverse effect on the market for our shares, and thereby depress our share price.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other required information with the SEC, furnishing audited reports to stockholders and preparing any registration statements from time to time, if any, are substantial.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. While certain board and committee requirements may not apply to us as an OTC listed company, we intend to explore voluntarily complying with some of these requirements. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

 We may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Even though our pre-merger assets and liabilities were transferred in the divestiture of NDYN Delaware, Inc., we may be liable for any or all of such liabilities. Any such liabilities that survived the Merger and become applicable to us could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

The transfer of our membership interests in NDYN Delaware, Inc. and associated assets and liabilities could result in taxable income to us in an amount equal to the difference between the fair market value of the assets transferred and the pre-merger tax basis of the assets, if such a difference is deemed to exist. Any gain recognized, to the extent not offset by any net operating loss carryforward, if any, will be subject to federal income tax at regular corporate income tax rates.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	the timing of FDA approvals, the completion and/or results of our clinical trials;

•	regulatory actions regarding our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	sales of our Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Our stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our Common Stock.

In the future, we expect to issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of our Common Stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts at a price (or exercise prices) below the price at which shares of our Common Stock is currently quoted on the OTC Markets PINK.

Our Common Stock is controlled by insiders.

Our officers and directors beneficially own approximately 44% of our outstanding shares of Common Stock. Such concentrated control of our Common Stock may adversely affect the price of our Common Stock. Investors who acquire our Common Stock may have no effective voice in the management of our operations or in any matters submitted to the vote of the stockholders. Sales by our insiders or affiliates, along with any other market transactions, could affect the market price of our Common Stock.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our Common Stock to date and it is not anticipated that any dividends will be paid to holders of our Common Stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of our business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock and could significantly affect the value of any investment.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our board of directors has the authority to issue shares of our preferred stock, with such relative rights and preferences as the board of directors may determine, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of Common Stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our Company Common Stock, from merging or combining with us for a prescribed period of time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal place of business is located at 105 Bradford Street, Suite 420, Wexford, Pennsylvania 15090, which we lease. The lease is scheduled to expire on May 31, 2022.

We do not own any properties or land.

We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time subject to litigation and other proceedings that arise in the ordinary course of our business. Subject to the inherent uncertainties of litigation and although no assurances are possible, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, will have a material adverse effect on our business, financial condition or our yearly results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC PINK under the symbol “NDYN.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on the OTC PINK on December 31, 2020 was $0.31 per share.

Holders of Common Stock

As of May 10, 2021, we had 30,298,740 shares of our common stock issued and outstanding, and there were 404 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay cash dividends, including restrictions contained in any credit agreements (if any), and other factors our board of directors may deem relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See “Risk Factors—Risks Related to our Common Stock and Liquidity Risks—We do not intend to pay dividends for the foreseeable future.”

Our Series B Preferred Stock do not rank senior to the shares of our common stock with respect to dividend rights.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have an equity incentive plan in place but intends to put one in place in 2021.

Recent Sales of Unregistered Securities

On February 12, 2021, as part of the acquisition by way of reverse merger described elsewhere in this Transition Report on Form 10-KT, we issued shares of our common stock to the former Coeptis stockholders. These shares were issued in reliance upon an exemption from registration provided by Section 506(b) of Regulation D.

Since February 12, 2021, we have issued 324,000 in connection with a private offering of our common stock. These shares were issued in reliance upon an exemption from registration provided by Section 506(b) of Regulation D.

We have previously disclosed all other sales of securities without registration under the Securities Act of 1933, as amended.

Description of our Capital Stock

Description of Common Stock

The holders of Company Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Company Common Stock (including the Company Common Stock underlying the Series B Preferred Stock) that are present in person or represented by proxy. Except as otherwise provided by law, amendments to our Certificate of Incorporation generally must be approved by a majority of the votes entitled to be cast by all outstanding shares of Common Stock (including the Company Common Stock underlying the Series B Preferred Stock). The Certificate of Incorporation does not provide for cumulative voting in the election of directors. The Company Common Stock holders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Holders of our Company Common Stock have no preemptive rights to purchase shares of our Company Common Stock. The issued and outstanding shares of our Company Common Stock are not subject to any redemption provisions and are not convertible into any other shares of our capital stock. Upon our liquidation, dissolution or winding up, the holders of our Company Common Stock (including the Company Common Stock underlying the Series B Preferred Stock) will be entitled to receive pro rata all assets available for distribution to such holders.

Description of Preferred Stock

Pursuant to our Amended and Restated Certificate of Incorporation, we are authorized to issue up to 10,000,000 shares of “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by the company’s board of directors. The board of directors, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each series of preferred stock.

Series A Preferred Stock

As of December 31, 2020, there were no shares of Series A Preferred outstanding, and we have no intention of issuing any Series A Preferred Stock in the near future. The following summary is based on the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock. The summary is qualified in its entirety by refence to the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock that is included as Exhibit 4.1 to the Company’s Form 10 that was filed with the SEC on August 11, 2020.

The Series A Preferred Stock has no liquidation preference over any other class of stock. Except as otherwise required by law, holders of Series A Preferred Stock have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock or any other class or series of preferred stock) for the taking of any corporate action. The series A Preferred is convertible at the option of the holder for a period of time from the date of issuance, each holder of shares of Series A Preferred Stock may, at any time and from time to time, provided that the holders of the Series A Preferred Stock are limited to conversion ownership of 9.99% of the Company Common Stock. For a period of 18 months after the Preferred is convertible, the conversion price of the Series A Preferred is subject to adjustment to prevent dilution in the event that the Company issues additional shares at a purchase price less than the applicable conversion price. The conversion price is subject to adjustment on a weighted basis that takes into account issuances of additional shares.

Series B Convertible Preferred Stock

The Company has designated 2,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.0001 per share. As of December 31, 2020, there were 8,000 shares of Series B Preferred outstanding. The summary is qualified in its entirety by refence to the Certificate of Designation, Preferences and Rights of the Series B Preferred Stock that is included as Exhibit 4.2 to the Company’s Form 10 that was filed with the SEC on August 11, 2020.

Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Company’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed. All shares of the Series B Preferred Stock shall rank (i) senior to the Company Common Stock and any other class or series of capital stock of the Company hereafter created, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series B Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series B Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. The Series B Preferred shall have no liquidation preference over any other class of stock. Each holder of outstanding shares of Series B Preferred Stock shall be entitled to the number of votes equal to equal to one thousand (1,000) shares of Company Common Shares for each share of Series B Preferred Stock. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Preferred Stock and of any other outstanding series of Preferred Stock shall vote on an as-converted basis together with the holders of Common Stock as a single class. Each holder of shares of Series B Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of its shares of Series B Preferred Stock into a 1,000 of fully paid and nonassessable shares of Company Common Stock; provided, however, that any Optional Conversion must involve the issuance of at least 100 shares of Company Common Stock. In the event of a reverse split, the conversion ratio shall not be changed. However, in the event a forward split shall occur then the conversion ratio shall be modified to be increased by the same ratio as the forward split.

Description of Warrants

After the consummation of the Merger, there remained Warrants outstanding to purchase up to 1,000,000 shares of Company Common Stock held by Coral Investment Partners, LP. (an entity 100% controlled by Erik Nelson, our pre-Merger sole officer and director). Each Warrant entitles the holder to purchase one share of Common Stock at an average purchase price of $3.50 (there are Warrants for 500,000 shares at a price of $2.00 per share and Warrants for 500,000 shares at a price of $5.00 per share) during the three (3) year period commencing on its date of issuance (resulting in an expiration date of November 30, 2023 for all Warrants).

The Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to us. The Warrants may also be exercised under certain circumstances on a cashless basis.

The exercise price and the number of warrant shares purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations and reclassifications of our capital stock. Additionally, an adjustment would be made in the case of an amalgamation, consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the surviving corporation) or sale of all or substantially all of the assets of the Company. We must communicate any such event to the holder(s) of the Warrants in order to enable them to receive the kind and number of shares of stock or other securities or property receivable in such event by a holder of the number of shares Company Common Stock that the holder may be entitled to purchase upon the exercise of the Warrants.

The Warrants contain a provision limiting the number of shares of Common Stock that may be acquired upon exercise to the extent necessary to insure that, after giving effect to such exercise, the number of shares of Company Common Stock then beneficially owned by the holder of the Warrants and its affiliates and certain other persons does not exceed 9.99% of the total number of shares of Company Common Stock of the Company issued and outstanding immediately after giving effect to such exercise.

No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, either make a cash payment to the Warrant holder with respect to such fractional interest or round the interest up to the net whole share.

This summary is qualified in its entirety by reference to the Warrants, which were included at Exhibits 4.2 and 4.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 4, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with Coeptis’ historical financial statements and the related notes, including our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing. This Management’s Discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Current Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. See “Cautionary Note Regarding Forward-Looking Statements.” We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Transition Report of Form 10-KT.

As the result of the Merger and the change in our business and operations from a shell company to a biotechnology company, a discussion of the past financial results of pre-Merger Vinings is not pertinent, and the financial results of Coeptis, the accounting acquirer, are considered our financial results on a historical and going-forward basis.

Overview and Outlook

Coeptis is a pharmaceutical company which owns, acquires, and develops drug products and pharmaceutical technologies which offer improvements to current therapies. The company’s products and technologies are intended to be commercialized in the US and worldwide markets. Since our inception in 2017, the company has acquired and commercialized two drug products for the U S market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we are continually evaluating plans in 2021. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction with Vinings Holdings, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform current products and therapies.

During 2020, we faced several operational challenges related to the COVID-19 global pandemic, which we continue to work to overcome. The launch of both 5050b2 products was impacted because of various COVID-19 limitations, most notably field sales personnel were not able to make healthcare provider visits in person; thereby limiting the awareness of the availability of these products. We explored and implemented several non-personal promotion efforts, but given the global limitations and dynamics, it was challenging to achieve expected sales. We continue to explore all possible marketing and sales options for the products.

We are currently in negotiations to invest and co-develop new technologies for the global cell therapy market. We cannot predict the success of these processes or the timing of when they may be available; however, we will work to understand how these products can affect current therapies to improve patient outcomes.

We expect to generate revenue from product sales and technology licensing. We cannot be certain of the timing of this revenue and will likely need funding to support continuing operations and support our growth strategy. We may have to finance operations by offering any combination of equity offerings, debt financing, collaborations, strategic alliances, or other licensing arrangements.

Fiscal Year End

On February 12, 2021, our board of directors approved a change in fiscal year end from February 28 to December 31 to align with the Coeptis fiscal year end. The fiscal year change became effective with our 2020 fiscal year, which, for transition year 2020, begins March 1, 2020 and ends December 31, 2020.

Our Results of Operations

Revenue. To date, we have generated minimal revenue mostly from consulting arrangements and product sales. Due to the COVID-19 global pandemic and the resulting market dynamics, it is uncertain if the current marketed products can generate sufficient sales to cover expenses. If our strategic business discussions progress to agreements we expect to generate additional revenue from collaboration partners.

Operating Expenses. General and administrative expenses consist primarily of salaries and related costs for personnel and professional fees for consulting services related to regulatory, pharmacovigilance, quality, legal, and business development. We expect that our general and administrative expenses will increase in the future as we increase our headcount to support the business growth. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, insurance, and investor relation expenses associated with operating as a public company.

Research and developments costs will continue to be dependent on the strategic business collaborations and agreements will are anticipating in the future. We expect development costs to increase to support our new strategic initiatives.

Comparison of the twelve months ended December 31, 2020 and December 31, 2019

Revenues. No material revenues were recorded in the twelve months ended December 31, 2020, as compared to $24,092 for the twelve months ended December 31, 2019. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $4,441,092 in the twelve months ended December 31, 2019 to $5,927,947 in the twelve months ended December 31, 2020. The increase is mainly due to higher professional services and compensation expense, as well as regulatory, pharmacovigilance, and marketing expenses related to the U.S launch of Consensi®.

Research and Development Expenses. Research and development expenses decreased from $1,378,271 in the twelve months ended December 31, 2019 to $3,543 in the twelve months ended December 31, 2020. This decrease reflects the focus of the company on the commercialization of Consensi® in 2020, with minimal financial ability to continue its development projects.

General and Administrative Expenses. For the twelve months ended December 31, 2019 and 2020, general and administrative expenses are included in operating and administrative expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2021 and 2022, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly-traded entity.

Interest Expense. Interest expense was $9,533 for the twelve months ended December 31, 2019 and was $148,192 for the twelve months ended December 31, 2020. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2021 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during both the twelve months ended December 31, 2019 and December 31, 2020. Cash and cash equivalents of just $440,088 on December 31, 2019 and $202,965 on December 31, 2020 was not sufficient working capital to fund the planned operations. Moreover, the Company’s sparse needs for an operating structure exceeded its ability to fund operations beyond the minimal corporate structure kept in place during both of these time periods, sufficient to keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. As a result, the Company borrowed funds from its two of Coeptis’ former shareholders in the aggregate amount of $1 million by December 31, 2020 (which amounts were subsequently converted into equity and are no longer outstanding debt obligations of the Company), and even after deploying these funds, had accumulated an A/P balance of $1,623,840 by December 31, 2020. With the reverse-merger that occurred subsequent to year end, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Transition Report on Form 10-KT.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, in connection with the Merger and the adoption of Coeptis’ historical business as that of the Company, Turner, Stone & Company, L.L.P, Coeptis’ independent auditors, became our auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-KT. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective, due to the material weakness described below. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, as of December 31, 2020:

1.	The Company has not designed or implemented a system of internal controls. As a result, the Company does not have (i) segregation of duties and evidence of fiduciary oversight related to the financial statement close process, cash disbursements process, contract approval process and time and expense reimbursement process; (ii) formally documented accounting policies and procedures that are effective and consistently applied in accordance with GAAP; and (iii) effective controls and resources to address the accounting requirements for new accounting pronouncements.

2.	The Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, and the lack of integration of the underlying IT systems used to consolidate the Company’s subsidiaries, are ineffective.

The Company intends to remediate these material weaknesses by (i) hiring additional resources to effectively allow for segregation of duties, formally documenting accounting policies, and ensuring compliance with accounting requirements and (ii) adopting financial systems that support a timely financial statement close, secondary reviews, and consolidation of the Company’s subsidiaries within an integrated financial solution.

Changes in Internal Control Over Financial Reporting

In an effort to address the Company’s internal accounting personnel deficiencies, in February 2021 we hired a consulting group to assist our Chief Financial Officer. As part of our acquisition of Coeptis, the existing Coeptis finance team is now part of the internal accounting and financial control process.

Attestation Report of Independent Registered Public Accounting Firm

This Transition Report on Form 10-KT does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers, non-executive officers and directors and hold the positions set forth opposite their name.

Name	Age	Position(s)
David Mehalick	52	Chairman of the Board of Directors, CEO and President

Christine Sheehy	54	Director, Chief Financial Officer and Secretary

Daniel Yerace	38	Director, Vice President of Operations

Michael Handley	50	Director

Dave Mehalick – Director, President and Chief Executive Officer: Mr. Mehalick is a successful executive with a career spanning over 30 years across a variety of industries including life sciences, technology, financial services, military contracting, entertainment, and consumer products. His career has allowed him deep immersion into all facets of executive management notably mergers and acquisitions, corporate finance, C- Suite management, product development and licensing, partnerships, product commercialization, and corporate communications. Mr. Mehalick has assisted and managed several organizations towards successful investor monetization across all aspects of company evolution resulting in billions of dollars in transactions and financings. Currently, Mr. Mehalick is our Chairman, Chief Executive Officer and President, and one of our co-founders. He has been involved in several companies in a variety of positions and functions prior to Coeptis spanning many different industries. Mr. Mehalick began his career in the financial services industry in the wealth management area before transitioning to investment banking in the early 2000’s. He held positions of Vice President and Senior Vice President at multiple firms notably First Union Capital Markets, Gruntal and Co. and Ferris Baker Watts. He then began working earnestly with companies to assist them in all aspects of growth. He was a founding partner in American Defense Systems, a military contractor designing lightweight antiballistic armor and hardening systems for transportation and solid structures. After procuring several military contracts, the company grew revenues to a point that they became public on the AMEX stock exchange. Throughout his career Mr. Mehalick was involved in numerous similar situations either in a management or consultant role to allow strong returns for stockholders via acquisitions or public strategies.

Christine Sheehy – Director, Chief Financial Officer and Secretary: Christine Sheehy is a pharmaceutical business leader with over 25 years of experience, including globally commercializing drug products and working in development of targeted therapeutics including cell and gene therapies. Ms. Sheehy was Senior Vice-President of Operations for Kadmon Pharmaceuticals, leading the global supply chain, distribution, and IT organizations. She was a founding employee of start-up pharmaceutical company Three Rivers Pharmaceuticals, which was acquired by Kadmon Pharmaceuticals in 2010. During that time, she launched branded and generic products in the U.S., leading the operational business. Globally, Ms. Sheehy has executed international supply and distribution partnerships in Europe and Asia. Prior to Three Rivers Pharmaceuticals, Ms. Sheehy held various roles ranging from business and finance consulting to financial management. Strategically minded, with a strong ability to understand all aspects of the business, her leadership skills have been developed by working substantially in start-ups and early-stage companies. Additionally, over the past 15 years Ms. Sheehy has held board of director and advisory positions for multiple industry organizations, and she holds a bachelor’s degree in accounting from Penn State University.

Daniel Yerace – Director and Vice President of Operations: Dan Yerace is a co-founder of Coeptis Pharmaceuticals and serves as the Vice President of Operations. Mr. Yerace has over ten years of experience in the pharmaceutical industry and is a key strategist responsible for supply chain management, business development, portfolio management, and corporate strategy. Mr. Yerace has broad operational experience and has held leadership positions in procurement, global supply chain management, operations, and business development for small private firms and fortune 500 multi-national corporations. Prior to joining Coeptis, Mr. Yerace served as Senior Director of Global Supply Chain and Commercial Business Development for Kadmon Pharmaceuticals. Mr. Yerace holds a bachelor’s degree in economics, and a masters of business administration from Waynesburg University.

Michael Handley - Director: Michael Handley serves as a Director and member of the Company’s Board of Directors. Mr. Handley is a successful life science business professional with over 23 years of cross-functional experience in drug/device commercialization, operations, mergers/acquisitions, regulatory/clinical affairs, venture formation/financing, market development and partnering/licensing. Mr. Handley has successfully assisted or led in the global commercialization of seventeen devices or drugs that account for over three billion dollars of sales annually. He has experience successfully leading management teams in a variety of capacities in high growth organizations and has secured millions of dollars in venture capital. Currently, Mr. Handley is serving as Chief Executive Officer & Director of Cytocom, Inc., a clinical-stage biopharmaceutical company developing novel small molecule immunotherapies targeting autoimmune, inflammatory, infectious diseases and cancers. Prior to Cytocom, Mr. Handley was the CEO and Director of Armis Biopharma (aka CHD Biosciences), a multi-product development-stage healthcare company that has created a technology platform for the prevention and treatment of topical infectious disease. In his role with Armis, Mr. Handley was responsible for day-to-day operations, executing a profitable growth strategy, obtaining global product approvals, overseeing intellectual property strategy, product commercialization, business development and financing. Prior to his work at Armis, Mr. Handley served in senior management roles at multiple life science companies. Specifically, Mr. Handley was one of the founders and on the management team of Vessix Vascular, Inc. in Laguna Hills California from 2011 to 2012. As a result of his work at Vessix Vascular the company was acquired for $435M by Boston Scientific. Before his time at Vessix Vascular, Mr. Handley was Global Head of Regulatory at Acclarent (that was acquired by Johnson & Johnson) from 2010 – 2011 and assisted in the integration of the $785M acquisition of Acclarent and their five product lines and driving the global revenue growth of the Ethicon franchise for ENT products. Prior to working with Acclarent/J&J, Mr. Handley was the Global Vice President of Regulatory Affairs and Chief Compliance Officer at Spectranetics Corporation, a NASDAQ listed (SPNC) medical device company specializing in laser treatments of blocked arteries and removal of pacemaker leads from 2007 to 2010. Before his time at Spectranetics, Mr. Handley was the CEO and Vice President of Business development, Quality and Regulatory at a privately funded biosciences technology company, Accelapure Corporation, from 2005 – 2007. Mr. Handley expanded his executive skill set as a Senior Management Consultant in the healthcare field at Pittiglio Rabin Todd & McGrath (PRTM) (now PricewaterhouseCoopers) from 2004-2005. As a Senior Principal at PRTM, Mr. Handley assisted Genentech in the successful launch of Avastin (a multi-billion dollar bio-oncology drug) and Tarceva (a multi-million dollar cancer small molecule drug) and assisted in the successful commercial launch for these drug franchises.

Code of Ethics

Our securities are not listed on a national securities exchange, and we are, therefore, not required and do not have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our management promotes honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Consultants and Advisors

Coeptis has several fee-for-service consultancy arrangements with highly qualified firms and individuals who provide consulting services in the areas of regulatory affairs, quality assurance, chemistry, manufacturing and control (CMC), and clinical/medical affairs. We don’t anticipate the expenses related to these agreements to be material to the Company, and any cost to be incurred in the future will be on a case-by-case basis as determined by us prior to the provision of any services under such contracts. Each of these consulting arrangements are terminable at any time by the Company without penalty.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by our stockholders or us to become directors or executive officers.

Corporate Governance

There are no understandings between any director of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Scientific and Clinical Advisory Board

We do not currently have a scientific and advisory board. We intend to establish in the future such a board through the enlistment and support of highly qualified and well-respected experts and advisors who bring a wealth of academic as well as clinical expertise to us.

Committees of the Board of Directors

There are currently no established committees of the Board of Directors. We do not have a requirement to have committees at this time. Our Board of Directors is expected to appoint an audit committee and adopt an applicable charter in 2021. We believe that the audit committee will play a critical role in ensuring robust and transparent financial reporting, disclosure, and internal control over financial reporting. Our Board of Directors is also expected to analyze the need for and timing for appointing a governance committee and compensation committee, and if and when appointed will also adopt charters relative to each such committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of the compensation arrangements for our named executive officers, or NEOs. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. For 2020, our only named executive officer was Erik Nelson, who resigned as at February 12, 2021, and at the same time each of David Mehalick, Christine Sheehy and Daniel Yerace were named as named as our executive officers. Mr. Mehalick, Ms. Sheehy, and Mr. Yerace were previously officers of Coeptis. For more information, see earlier discussion of the reverse merger of Coeptis and Vinings.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal year ended December 31, 2019 and 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)
David Mehalick	2020	148,500	0	0	0	0	0	$(1)	148,500
Chairman, CEO and Pres.	2019	147,050	0	0	0	0	0	0	147,050

Daniel Yerace	2020	131,593	0	0	0	0	0	0	131,593
Vice President of Operations	2019	132,964	0	0	0	0	0	0	132,964

Christine Sheehy	2020	62,307	0	0	0	0	0	0	62,307
Chief Financial Officer	2019	61,892	0	0	0	0	0	0	61,892

_______________________

(1)	Mr. Mehalick received standard healthcare benefits.

Employment Arrangements with Officers and Directors

We do not currently have employment agreements with any of our officers and directors. We intend to enter into agreements with our executive officers in the first half of 2021.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding options as at December 31, 2019 or December 31, 2020.

Employee, Director and Consultant Stock Plan

General

The Company does not currently have an equity incentive plan in place but intends to put one in place in 2021.

Option Grants and Stock Awards

There are currently no stock options outstanding.

2019 and 2020 Director Compensation

No compensation was earned or paid to any non-employee director for service as a director during 2019 or 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on May 10, 2021, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding Company Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. The table assumes a total of 38,298,740 shares of our common stock outstanding as of May 10, 2021, on an as-converted-to-Common Stock basis, accounting for the shares issuable upon conversion of the Series B Preferred Stock. Unless otherwise noted below the address of each person identified is c/o Vinings Holdings, Inc., 105 Bradford Rd, Suite 420, Wexford, Pennsylvania 15090.

Name and address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership
David Mehalick(1)	11,000,000	(2)	28.7%
Daniel Yerace(1)	3,000,000		7.8%
Christine Sheehy(1)	3,000,000		7.8%
Michael Handley(1)	0		0%
Lisa Pharma LLC	4,250,000		11.1%
Lena Pharma LLC	4,250,000		11.1%
All directors and executive officers as a group (4 persons) (3)	17,000,000		44.4%

__________________________

(1)	Executive officer and/or director.

(2)	Includes 8,000,000 shares of Company Common Stock issuable upon conversion of the 8,000 shares of Series B Preferred Stock held by Mr. Mehalick.

(3)	Includes 8,000,000 shares of Company Common Stock issuable upon conversion of the Series B Preferred Stock.

Changes in Control

We are not aware of any arrangements or a party to arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Divestiture

Prior to the closing of the Merger, we had a 100% ownership interest in NDYN Delaware, Inc. In December 2020, prior to the Closing of the Merger, we divested our 100% ownership interest NDYN Delaware, LLC to Sterling Acquisition I, LLC, an entity controlled by our pre-Merger board member Erik Nelson. The divestiture was accomplished through the sale of all of our share ownership of NDYN Delaware, Inc. pursuant to a Divestiture Agreement, a copy of which is attached as Exhibit 10.1 to our Current Report on Form 8-K that was filed on December 31, 2020.

Pre-Merger Promissory Notes

Through the period ended January 31, 2021, Coral Investment Partners, an entity 100% controlled by Erik Nelson, had extended the Company $45,000 in demand loans at an interest rate of 18%. Erik Nelson was the pre-Merger Chief Executive Officer as well as the only Director pre-Merger. As of January 31, 2021, $6,835 in interest had accrued on this demand loan, which loan was repaid in full in connection with the closing of the Merger.

Pre-Merger Series B Preferred Stock and Common Stock

On February 12, 2021, (i) David Mehalick purchased 8,000 shares of Series B Preferred Stock from Coral Investment Partners, LP for an aggregate purchase price of $1,000 and (ii) we repurchased 328,000 shares of our Common Stock from Coral Partners, LP for an aggregate purchase price of $247,164.95 and retired such shares of Common Stock.

Director Independence

Board Independence and Committees

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has a requirement that the Board of Directors be independent. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Our Board of Directors expects to continue to evaluate its independence standards and whether and to what extent the composition of the Board and its committees meets those standards. We ultimately intend to appoint such persons to our Board and committees of our Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that prior to any listing, if ever, on a national securities exchange a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC.

Additionally, our Board of Directors is expected to appoint an audit committee and adopt an applicable charter in 2021. Our Board of Directors is also expected to analyze the need for and timing for appointing a governance committee and compensation committee, and if and when appointed will also adopt charters relative to each such committee.

We believe that none of our current Directors qualify as an “independent” director as that term is defined by the Nasdaq Stock Market, Inc. Marketplace Rules.

Code of Ethics

We have not adopted a written code of ethics. We intend to adopt a written code of ethics in the future.

Limitation of Liability and Indemnification Matters

Our certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except to the extent such exemption or limitation thereof is not permitted under the Delaware General Corporate Law and applicable law. Delaware law provides that such a provision may not limit the liability of directors:

•	for any breach of their duty of loyalty to us or our stockholders;
•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the DGCL; or
•	for any transaction from which the director derived an improper personal benefit.

Any amendment, repeal or modification of these provisions will be prospective only and would not affect any limitation on liability of a director for acts or omissions that occurred prior to any such amendment, repeal or modification. Our certificate of incorporation also requires us to pay any expenses incurred by any director or officer in defending against any such action, suit or proceeding in advance of the final disposition of such matter to the fullest extent permitted by law, subject to the receipt of an undertaking by or on behalf of such person to repay all amounts so advanced if it shall ultimately be determined that such person is not entitled to be indemnified as authorized by our amended and restated bylaws or otherwise. We have entered indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liability that may arise by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We believe that the limitation of liability provision in our certificate of incorporation and the indemnification agreements facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

We intend to enter into indemnification agreements with each of our directors and executive officers. We expect the indemnification agreement to provide, among other things, that we will indemnify and hold harmless each person subject to an indemnification agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee, fiduciary or agent of another entity. We expect the indemnification agreement to further provide that, upon an Indemnified Party’s request, we will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law. Pursuant to the indemnification agreement, we will intend that an Indemnified Party is presumed to be entitled to indemnification and we have the burden of proving otherwise. We also intend to secure and maintain in full force and effect directors’ liability insurance. If indemnification under an indemnification agreement is unavailable to an Indemnified Party for any reason, we, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Policies and Procedures for Review of Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $50,000 in any one fiscal year, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers, one of our directors, or a nominee to become one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5.0% of any class of our voting securities;

•	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of any class of our voting securities, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of any class of our voting securities; and

•	any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in any class of the Company’s voting securities.

Our board of directors intends to adopt a related party transactions policy. Pursuant to this policy, we expect that our audit committee, once established, will review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our audit committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy will require that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Tuner, Stone & Company, LLP, our independent auditors for the fiscal years ended December 31, 2020 and February 29, 2020.

	12-31-2020	2-29-2020
Audit fees	$58,000	$39,500
Total	$58,000	$39,500

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in this Transition Report on Form 10–KT.

Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All other fees consist of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—

a.	Audited financial statements of Coeptis Pharmaceuticals, Inc. as of and for the years ended December 31, 2020 and 2019

b.	Audited financial statements of Vinings Holdings, Inc. as of and for the ten months ended December 31, 2020 and the unaudited financial statements of Vinings Holdings, Inc. as of and for the ten months ended December 31, 2019

c.	Unaudited Pro Forma Condensed Combined Financial Statements for the years ended December 31, 2020 and 2019

(2)	Financial Statement Schedules—Financial statement schedules have been omitted in this Transition Report on Form 10-KT because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Transition Report on Form 10-KT.

ITEM 16.	FORM 10-KT SUMMARY

None.

EXHIBIT INDEX

Exhibit	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 31, 2019, by and among Vinings Holdings, Inc. a Delaware corporation, Coeptis Acquisition Corp., a Delaware corporation and Coeptis Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on January 4, 2021)
2.2	Amendment No. 1 and Modification to Agreement and Plan of Merger (incorporated by reference from Exhibit 2.2 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
2.3	Certificate of Merger as filed with the Delaware Secretary of State effective February 12, 2021 (incorporated by reference from Exhibit 2.3 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
3.1	Certificate of Incorporation of Vinings Holdings, Inc. (incorporated by reference from Exhibit 3(i).18 to Vinings Holdings, Inc.’s Form 10, as filed with the SEC on August 12, 2020)
3.2	Certificate of Incorporation of Coeptis Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Delaware on October 16, 2018 (incorporated by reference from Exhibit 3.2 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
3.4	Bylaws of Vinings Holdings, Inc. (incorporated by reference from Exhibit 3(i).22 to Vinings Holdings, Inc.’s report on Form 10, as filed with the SEC on August 12, 2020)
3.5	Bylaws of Coeptis Pharmaceuticals, Inc. (incorporated by reference from Exhibit 3.5 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference from Exhibit 4.1 to Vinings Holdings, Inc.’s Form 10, as filed with the SEC on August 12, 2020)
4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference from Exhibit 4.2 to Vinings Holdings, Inc.’s Form 10, as filed with the SEC on August 12, 2020)
4.3	Form of A Warrant (incorporated by reference from Exhibit 4.2 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2020)
4.4	Form of B Warrant (incorporated by reference from Exhibit 4.3 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2020)
10.1	Indemnity Agreement, effective February 12, 2021, among Vinings Holdings, Inc., and Sterling Acquisition I, LLC as indemnitor (incorporated by reference from Exhibit 10.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
10.2	Divestiture Agreement, effective December 23, 2020, among Vinings Holdings, Inc. and Sterling Acquisition I, LLC regarding NDYN Delaware, Inc. (incorporated by reference from Exhibit 10.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020)
21.1	Subsidiaries of Vinings Holdings, Inc. (incorporated by reference from Exhibit 21.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VININGS HOLDINGS INC.

Date: May 11, 2021	By:	/s/ David Mehalick

David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Christine Sheehy

Christine Sheehy
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ David Mehalick David Mehalick	Chief Executive Officer (Principal Executive Officer)	May 11, 2021

/S/ Christine Sheehy Christine Sheehy	Chief Financial Officer (Principal Financial and Accounting Officer)	May 11, 2021

/s/ Daniel Yerace Daniel Yerace	Director	May 11, 2021

/s/ Michael Handley Michael Handley	Director	May 1, 2021

INDEX TO FINANCIAL STATEMENTS

Vinings Holdings, Inc.

Consolidated Financial Statements

Ten Months Ended December 31, 2020 and 2019

Coeptis Pharmaceuticals, Inc. and Subsidiary

Consolidated Financial Statements

Proforma Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Vinings Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vinings Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period March 1, 2020 through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position for the Company as of December 31, 2020, and the results of its operations and its cash flows for the period March 1, 2020 through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

May 10, 2021

We have served as the Company’s auditor since 2020

Vinings Holdings, Inc.

(formerly Naerodynamics Inc.)

Consolidated Balance Sheets

		(unaudited)
	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$6,355	$20,000
Other receivable	–	–
Total assets	$6,355	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$–	$–
Accrued interest -related party	6,044	150
Loans payable-related party	45,000	20,000
Total current liabilities	51,044	20,150
Total liabilities	51,044	20,150

Commitments and contingencies (Note 6)

Stockholders' Equity (Deficit):
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	–
Common stock, $0.0001 par value, 750,000,000 shares authorized; 1,708,800 shares and 1,588,800 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	171	159
Additional paid-in capital	545,528	(159)
Retained earnings equity (deficit)	(590,389)	(150)
Total stockholders' equity (deficit)	(44,689)	(150)
Total liabilities and stockholders' equity (deficit)	$6,355	$20,000

The accompanying notes are an integral part of the consolidated financial statements.

Vinings Holdings, Inc.

(formerly Naerodynamics Inc.)

Consolidated Statements of Operations

	Ten months ended	(unaudited) From inception on April 30, 2019 through
	December 31, 2020	December 31, 2019

Operating expenses:
Professional fees	$16,729	$–
General and administrative expense -related party	549,405	$–
General and administrative	544	$99
Total operating expenses	566,678	99
Income loss from operations	(566,678)	(99)
Other (expense)
Interest (expense) -related party	(5,306)	(150)
Gain (loss) on divestitures of subsidiaries	(5,000)	99
Total other income (expense)	(10,306)	(51)
Net loss	$(576,984)	$(150)

Basic and diluted earnings (loss) per common share	$(0.36)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	1,609,498	1,588,800

The accompanying notes are an integral part of the consolidated financial statements.

Vining Holdings, Inc.
(formerly Naerodynamics, Inc.)

Consolidated Statements in Stockholders' Equity (Deficit)

			Preferred			Additional		Total
	Common Stock		Stock Series B		Subscription	Paid-in	Retained	Stockholders'
	Shares	Value	Shares	Value	Receivable	Capital	Earnings	Equity

Balance, April 30, 2019 (inception)	1,588,800	159	2,000,000	200	(1,901)	1,641	(99)	–

Net income (loss)	–	–	–	–	–	–	(51)	(51)

Proceeds from subscription receivable	–	–	–	–	1,901	–	–	1,901

Cancellation of preferred shares			(2,000,000)	(200)	–	(1,800)	–	(2,000)

Balance, December 31, 2019	1,588,800	$159	–	$–	$–	$(159)	$(150)	$(150)

Balance, February 29, 2020	1,588,800	$159	–	–	–	$(159)	$(13,405)	$(13,405)

Issuance of preferred shares to stockholder in exchange for services	–	–	8,000	1	–	479,999	–	480,000

Purchase of common stock in private placement	70,000	7	–	–	–	693	–	700

Shares issued upon divestiture of subsidiary	50,000	5	–	–	–	4,995	–	5,000

Issuance of warrants to stockholder in exchange for services	–	–	–	–	–	60,000	–	60,000
	–	–	–	–	–		–
Net income (loss)	–	–	–	–	–	–	(576,984)	(576,984)

Balance, December 31, 2020	1,708,800	171	8,000	1		$545,528	$(590,389)	$(44,689)

The accompanying notes are an integral part of the consolidated financial statements.

Vinings Holdings, Inc.

(formerly Naerodynamics Inc.)

Consolidated Statements of Cash Flows

	Ten months ended	(unaudited) From inception on April 30, 2019 through
	December 31, 2020	December 31, 2019

Cash flows from operating activities of continuing operations:
Net loss	$(576,984)	$(150)
Loss on divestiture of subsidiary	5,000	–
Stock-based compensation	540,000	–

Changes in operating assets and liabilities:
Accounts payable	(1,813)	–
Accrued interest -related party	5,306	150
Net cash provided by (used in) operating activities	(28,491)	–

Cash flows from financing activities:
Proceeds from the private placement of common and preferred stock	700	–
Related party loan	25,000	20,000
Net cash provided by (used in) financing activities	25,700	20,000

Net increase (decrease) in cash and cash equivalents	$(2,791)	$20,000
Cash and cash equivalents at beginning of period	9,146	–
Cash and cash equivalents at end of period	$6,355	$20,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Cancellation of Preferred shares	$–	$2,000
Issuance of preferred shares in exchange for services	480,000	–
Issuance of warrants in exchange for services	60,000	–
Shares issued in divestiture of subsidiary	5,000	–

The accompanying notes are an integral part of the consolidated financial statements.

VININGS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019 (unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business – Vinings Holdings, Inc. (“Vinings”, or the “Company”) formerly known as Naerodynamics, Inc. is a Delaware corporation.

We were originally incorporated in the State of Colorado in 1996 under the name Nelx Marketing Inc., and then changed our name to Mind 2 Market, Inc. (1996), then to Health Partnership, Inc. (2005), then to Naerodynamics, Inc. (2008). On April 30, 2019, the Company executed a reverse merger with PowerTech Bit, Inc. a Colorado corporation whose principal line of business was selling Bitcoin Mining Equipment on its website www.powertechbit.com. Under the terms of the Agreement, the Company acquired 100% of PowerTech Bit, Inc, in exchange for 2,000,000 shares of Naerodynamics Series B Preferred Stock. Additionally, 758,750 (151,750,000 pre-split) shares of common stock were transferred to Tatiana Shishova from Matt Billington, effecting a change in control, and no additional common shares were issued. Immediately prior to and after the reverse merger, there were 1,588,800 (249,038,025 pre-split) common shares outstanding, and 0 of Series A Preferred shares outstanding, and Matt Billington was the sole officer/director. After the reverse merger, the Company had 2,000,000 shares of Series B Preferred shares.

On July 23, 2019, the Company divested its PowerTech Bit, Inc. subsidiary and all of its assets to original Sellers of PowerTech Bit, in return for PowerTech Bit’s assumption of all liabilities incurred between May 1, 2019, and July 23, 2019, and the return of the 2,000,000 shares of Series B. The Company recorded a gain of $99 on the divestiture.

Naerodynamics was re-domiciled in the state of Delaware on January 30th, 2020 under a Delaware Holding Company Reorganization with an effective date of February 28th, 2020.  The surviving company was named Vinings Holdings, Inc.

On February 12, 2021, Vinings Holdings, Inc. (“Vinings”) acquired Coeptis Pharmaceuticals, Inc. (“Coeptis”) in an all-stock transaction. The acquisition of Coeptis was accomplished through a reverse merger of Vining’s wholly-owned subsidiary Coeptis Merger Sub, Inc. with and into Coeptis, with Coeptis determined to be the accounting acquirer of Vinings. Simultaneously with the closing of the Merger, all of the issued and outstanding shares of Coeptis common stock converted, on a 1 for 1 basis, into shares of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”). As of the closing of the Merger there were no Coeptis options or warrants outstanding to purchase shares of Coeptis common stock.

As a result, Vinings has undergone a change in its fiscal year end from February 28 to December 31, in order to align our financial statements with that of Coeptis, the accounting surviving entity. These financials include our audited consolidated financial statements as at and for the ten months ended December 31, 2020. These financial statements also include unaudited financial statements, for the comparable prior period, as of and for the ten-month period ended December 31, 2019. The Company will continue the existing operations of Coeptis, which will include the development and/or acquisition of pharmaceutical products which offer improvements to current therapies thereby improving patient outcomes. The product portfolio currently consists of two approved drugs and two clinical-stage drug candidates.

VININGS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Significant accounting policies are as follows:

The consolidated financial statements include the accounts of Vinings Holdings and its subsidiaries, referred to above. All material intercompany accounts, balances, and transactions have been eliminated in the consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets, and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company's most significant estimates relate to estimating the fair value of common shares issued in exchange for services.

Reverse Stock Split

On May 20, 2020, the shareholders of the Company approved a reverse-split of our common shares as follows:

•	A 1 for 40,000 reverse-split of the Company’s shares, followed immediately by

•	All fractional shares were rounded upwards to the nearest whole share, followed immediately by;

•	A 200 for 1 forward stock split

The net effect of these actions was a 1 for 200 reverse-split of the Company’s common shares, with no shareholder being reduced below 200 shares. All shareholders who prior to the reverse-split had 40,000 shares or less of the pre-split shares received 200 of the new, post-split shares.

As of December 31, 2020, the Company had 1,708,800 post-split shares of its common stock issued and outstanding, and on December 31, 2019 the Company had 1,588,800 (249,038,025 pre-split) shares of its common stock issued and outstanding.

All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

VININGS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019 (unaudited)

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

As a result of the implementation of certain provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes ("ASC 740"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal as our "major" tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on ASC Topic 718, Compensation-Stock Compensation, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

VININGS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019 (unaudited)

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

Adoption of New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance on May 1, 2019 and it had no impact on the company’s operations as it currently leases no property.

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

During the ten months ended December 31, 2020 and 2019, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of December 31, 2020, the Company had not yet commenced any operations, has accumulated losses of $590,389 since its inception, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. With the acquisition of Coeptis subsequent to year end, Coeptis’ operations have become the business of the Company.  The Company plans to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

VININGS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019 (unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Through the period ended December 31, 2020, Coral Investment Partners, an entity 100% controlled by Erik Nelson, had extended the Company $45,000 in demand loans at an interest rate of 18%. The loans were due on demand and unsecured. Erik Nelson was the Chief Executive Officer of the Company's as well as its only Director until February 18, 2021 when a new board and executive management team was appointed in connection with the reverse merger (Note 1). As of December 31, 2020 and 2019, interest had accrued on this demand loan of $6,044 and $150, respectively. Subsequent to December 31, 2020, the loan and all accrued interest were repaid in full as part of the reverse merger.

During the ten months ended December 31, 2020, the Company issued to its Director 8,000 Series B Preferred shares for services, valued at $480,000, and warrants in exchange for services valued at $60,000 (Note 5).

Prior to the reverse merger, the Company’s office space did not require any physical office space.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

Common Stock

As of December 31, 2020 the Company had 1,708,800 post-split shares of its common stock issued and outstanding, and on December 31, 2019 the Company had 1,588,800 post-split shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

Series A Preferred Stock

As of April 30, 2019, the Series A Preferred Stock had been canceled, and no shares remain outstanding. The rights and privileges of future issuances of the Series A Preferred stock will be determined at such time if and when they are issued.

As of December 31, 2020 and 2019, there were 0 shares of Series A Preferred outstanding.

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

VININGS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019 (unaudited)

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

As of December 31, 2020 and 2019, there were 8,000 and -0- shares of Series B Preferred outstanding.

Common Stock Warrants

On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases - The Company has no leases as of December 31, 2020.

Legal Matters – The company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the company’s financial statements.

NOTE 7 – INCOME TAXES

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal income taxes for the period from inception through the period ended December 31, 2020. As of December 31, 2020, the Company had an accumulated deficit of $590,389 however, the amount of that loss that could be carried forward to offset future taxes is indeterminable subject to the requirements of Internal Revenue Service Section 382 and related Regulations. Accordingly, the deferred tax asset benefit of approximately $124,000, determined at the current 21% federal corporate tax rate, has been fully off-set with a valuation reserve.

F-12

	2020	2019
Income tax benefit at statutory rate	$124,000	$32
Change in valuation allowance	(124,000)	(32)

Net deferred tax asset	$–	–

NOTE 8 – SUBSEQUENT EVENT

In early 2020, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. COVID-19 and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities had had, and may continue to have, a potentially significant effect on financial markets and business activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and cannot be predicted.

On December 31, 2020, the Company entered into an Agreement and Plan of Merger with Coeptis. On February 12, 2021, Vinings merged with and into Coeptis, through a reverse-merger, as previously described. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly-owned subsidiary. Simultaneously with the Merger, on the Closing Date all of the issued and outstanding 28,385,340 shares of Coeptis common stock converted, on a 1 for 1 basis, into shares of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”). As of the Closing Date there were no Coeptis options or warrants outstanding to purchase shares of Coeptis common stock. See Note 1 for more information on the reverse merger.

Subsequent to year end and through May 10, 2021, the Company issued 3,530,500 shares of common stock, which resulted in cash payments to the company of $2,907,500.

On May 6, 2021, Coeptis Pharmaceuticals, Inc. (“Coeptis”) made initial payments under two definitive agreements. The two definitive option purchase agreements are with VyGen-Bio, Inc. (“Vy-Gen”), pursuant to which Coeptis has the exclusive option to acquire co-development rights with respect to two Vy-Gen product candidates. Coeptis paid a total of $750,000 to acquire the two exclusive options. The options are exercisable at any time until December 31, 2021 with the option exercise payments totaling an additional $1,250,000 to $5,750,000, depending on the timing of the exercise and if both options are exercised.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Coeptis Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coeptis Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position for the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has insufficient working capital to fund future operations both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

May 10, 2021

We have served as the Company’s auditor since 2019

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
ASSETS
CURRENT ASSETS
Cash	$202,965	$440,088
Accounts receivable	21,786	6,879
Inventories	–	–
TOTAL CURRENT ASSETS	224,751	446,967

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
	25,237	25,237
Less: accumulated depreciation	9,730	7,805
	15,507	17,432
OTHER ASSETS
License right	–	1,000,000
Right of use asset, net of accumulated amortization	58,225	91,597
Other assets	2,000	2,000
	60,225	1,093,597
	$300,484	$1,557,996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,623,840	$148,373
Accrued expenses	732,146
Notes payable, current portion	1,277,500	200,000
Notes payable, related parties, current portion	604,000	–
Right of use liability, current portion	41,618	35,512
Deferred revenue	1,000,000	500,000
TOTAL CURRENT LIABILITIES	5,279,104	883,885

LONG TERM LIABILITIES
Note payable	150,000	–
Right of use liability, non-current portion	14,723	52,585
	164,723	52,585

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $ .00001 par value, 500,000,000 shares authorized,
25,178,840 and 16,196,000 shares issued and outstanding, respectively	2,519	1,620
Additional paid-in capital	8,954,985	5,464,465
Common stock subscribed	–	100,000
Accumulated deficit	(14,100,846)	(4,944,559)
Total stockholders' equity (deficit)	(5,143,343)	621,526
Total liabilities and stockholders' equity (deficit)	$300,484	$1,557,996

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020 and 2019

	2020	2019
SALES
Consulting services	$14,561	$24,092
Sales	16,200	–
Total revenues	30,761	24,092
Cost of goods, including inventory obsolesence	964,217	–
Gross profit	(933,456)	24,092

COST OF OPERATIONS
Research and development	3,543	1,378,271
General and administrative expenses	5,769,604	3,053,288
Selling and marketing	6,608	–
Interest expense	148,192	9,533
	5,927,947	4,441,092

LOSS FROM OPERATIONS	(6,861,403)	(4,417,000)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(2,294,883)
Gain on sale of research and development	–	2,311,049
TOTAL OTHER INCOME (EXPENSE)	(2,294,883)	2,311,049

LOSS BEFORE INCOME TAXES	(9,156,287)	(2,105,951)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(9,156,287)	$(2,105,951)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.51)	$(0.14)

Weighted average number of common shares outstanding	18,089,441	15,261,075

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2020 and 2019

			ADDITIONAL	COMMON
	COMMON STOCK		PAID-IN	STOCK	ACCUMULATED	MEMBERS'
	SHARES	$$$	CAPITAL	SUBSCRIBED	DEFICIT	EQUITY	TOTAL

BALANCE AT DECEMBER 31, 2018	15,016,333	$1,502	$1,220,581	$–	$(2,838,608)	–	$(1,616,525)

Shares issued for cash	531,667	53	1,189,949	–	–	–	1,190,002

Shares issued for services	648,000	65	2,098,435	–	–	–	2,098,500

Common stock subscribed	–	–	–	100,000	–	–	100,000

Related party advances forgiven as contributed capital	–	–	955,500	–	–	–	955,500

Net income (loss)	–	–	–	–	(2,105,951)	–	(2,105,951)

BALANCE AT DECEMBER 31, 2019	16,196,000	1,620	5,464,465	100,000	(4,944,559)	–	621,526

Shares issued for cash	4,335,000	434	1,167,065	(100,000)	–	–	1,067,499

Shares issued for services	4,647,840	465	2,323,455	–	–		2,323,920
					–
Equity Investment				–		–	–

Net income (loss)	–	–	–	–	(9,156,287)	–	(9,156,287)

BALANCE AT DECEMBER 31, 2020	25,178,840	$2,519	$8,954,985	$–	$(14,100,846)	$–	$(5,143,343)

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
OPERATING ACTIVITIES

Net income (loss)	$(9,156,287)	$(2,105,951)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities
Depreciation and amortization	323,428	34,984
Impairment loss of licensing right	708,333	–
Gain on sale of research and development	–	(2,311,049)
Shares issued for services	2,323,920	2,098,500
(Increase) decrease in:
Accounts receivable	(14,907)	(6,879)
Inventories	–	10,460
Right of use asset/liability	(27,322)	(35,967)
Increase (decrease) in:
Accounts payable	1,474,569	(1,749,711)
Accrued expenses	732,146
Deferred revenue	500,000	500,000
NET CASH USED IN OPERATING ACTIVITIES	(3,136,121)	(3,565,613)

INVESTING ACTIVITIES

Proceeds from research and development sale	–	2,311,049
Purchase of license right	–	(1,000,000)
Purchase of property and equipment	–	(35)
NET CASH PROVIDED BY INVESTING ACTIVITIES	–	1,311,014

FINANCING ACTIVITIES

Proceeds from notes payable	1,227,500	200,000
Proceeds from notes payable, related parties	854,000	–
Repayment of notes payable, related parties	(250,000)	–
Shares issued for cash	1,067,499	1,190,002
Cash received for stock subscriptions	–	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,898,999	1,490,002
NET DECREASE IN CASH	(237,123)	(764,597)
CASH AT BEGINNING OF YEAR	440,088	1,204,685
CASH AT END OF YEAR	$202,965	$440,088

SUPPLEMENTAL DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES

Related party advances forgiven as contributed capital	$–	$955,500

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020 and 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business – Coeptis Pharmaceuticals, LLC (LLC) was formed in July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc. As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation.

Coeptis Pharmaceuticals, Inc. and Subsidiary (Company) located in Wexford, PA, engages primarily in the acquisition, development, and commercialization of pharmaceutical products.

Principles of Consolidation – The consolidated financial statements include the accounts of Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. At times, balances of cash and cash equivalents at financial banking institutions exceeded the federally insured limit of $250,000. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

Inventory – Inventories consist primarily of finished goods that are packaged pharmaceutical products, as well as a small amount of raw materials used in the development of pharmaceutical drug products. Inventories are accounted for using the specific cost method. At December 31, 2020 and 2019, inventory in the amounts of $960,856 and $0 were fully impaired due to uncertainty about salability.

Property and Equipment – Fixed assets are stated at cost and depreciation is computed using the accelerated and straight-line method for financial statement purposes. Intangibles are being amortized using the straight-line method over estimated useful lives of between three and five years. For the year ended December 31, 2020 and 2019, depreciation expense totaled $1,925 and $2,517 respectively.

Research and Development – Research and development costs are expensed when incurred. During the year ended December 31, 2020 and 2019, research and development expenses totaled $3,543 and $1,378,271 respectively.

Impairment - The Company’s property and equipment are reviewed for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. For the year ended December 31, 2020 and 2019, the Company has identified an impairment loss related to its license agreement totaling $708,333 and $0, respectively.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences between reporting of income and expenses for financial reporting purposes and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.

Accounting Standards Codification (ASC) 740, Income Taxes, clarifies the accounting and reporting for uncertainties in income tax law within subtopic FASB ASC 740-10-25-5. The guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Management believes that there have been no uncertain tax positions taken during the years ended December 31, 2020 and 2019.

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020 and 2019

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606). The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance in U.S. GAAP. The ASU also required expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard effective January 1, 2019, using the modified retrospective method.

As part of the adoption of the ASU, the Company elected to use the following transition practical expedients: (i) to reflect the aggregate of all contract modifications that occurred prior to the date of the initial application when identifying satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price; and (ii) to apply the standard only to contracts that are not completed at the initial date of application. Because contract modifications are minimal, there is not a significant impact as a result of electing these practical expedients.

The adoption of this ASU did not have a significant impact on the Company’s financial statements. The majority of the Company’s revenue arrangement generally consist of a single performance obligation to transfer promised goods or services. Based on the Company’s evaluation process and review of its contracts with customers, the timing and amount of revenue recognized previously is consistent with how revenue is recognized under the new standard. No changes were required to previously reported revenues as a result of the adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard as of January 1, 2019 and applied it on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. As of year-ended December 31, 2020 and 2019 the Company had a right of use asset net of accumulated amortization of $58,225 and $91,597 respectively. Current right of use liabilities at December 31, 2020 and 2019 were $41,618 and $35,512, respectively, and long-term liabilities of $14,723 and 52,585 respectively. Please see Note 7 for further information.

During the years ended December 31, 2020 and 2019, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Revenue Recognition – The Company derived its revenue in 2020 and 2019 primarily from consulting services, and in 2020 from sales of product. Revenues are recognized when services are provided to its customers or the product is sold, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The amount received for consulting services for year ended December 31, 2020 and 2019 was $14,561 and $24,092 respectively. Revenues received in advance of the fulfillment of a performance obligation are deferred until the time such performance obligation is performed (Note 7).

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020 and 2019

Earnings Per Share – Basic earnings per share (or loss share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflects potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period. Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. The Company does not have any potentially dilutive securities.

Going Concern – The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of American (GAAP), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financing or establish itself as a profitable business. As of the year ended December 31, 2020 and 2019, the Company had an accumulated deficit of $14,100,846 and $4,944,559 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include the sustained and aggressive developing and marketing of pharmaceutical products both domestically and abroad, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Fair Value of Financial Instruments - The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The methods and assumptions applied in determining the fair value of each class of financial assets and financial liabilities of the Company are disclosed in the respective accounting policies. The estimated fair value of cash, accounts receivable and accounts and note payable approximate their carrying amounts due to the short-term nature and comparable market terms of these instruments.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were not met during the years ended December 31, 2020 and 2019. As of December 31, 2020, $500,000 of the remaining payment due for the first milestone above was still unpaid and reflected in ‘accounts payable’ in the accompanying consolidated balance sheet.

During the fourth quarter of 2020, the Company determined that the estimated life of the license right over which revenues could reasonably be expected to be earned was two years versus the 15-year term of the license agreement, resulting in an impairment charge of $708,333. The remaining carrying value of the license right is being amortized over a two-year period beginning in June of 2020. For the year ended December 31, 2020, amortization expense totaled $291,667.

NOTE 4 – LONG-TERM DEBT

During the year ended December 31, 2019, the Company entered into a note payable agreement with an unrelated company with a conversion option. The principal amount of $200,000, which is unsecured, together with interest at 9% was due June 15, 2020. In lieu of cash repayment, the outstanding principal amount of the note, plus all accrued unpaid interest may be converted at the option of the party, in whole or in part, into shares of Common Stock. The note was in default as of December 31, 2020, but was repaid, along with $21,000 of accrued interest, in full in the first quarter of 2021.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8% is due February 8, 2021. This debt is currently in default.

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020 and 2019

In January 2020, the Company entered into a Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8% is due February 8, 2021. This debt is currently in default. At December 31, 2020, accrued interest totaled $20,000.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8% is due February 8, 2021. This debt is currently in default. At December 31, 2020, accrued interest totaled $20,000.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8% is due February 8, 2021. This debt is currently in default.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8% is due February 8, 2021. This debt is currently in default.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders totaling $354,000 with an unspecified due date. During Q4 2020, $250,000 was repaid. These notes, totaling $104,000, are currently outstanding.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company has used the proceeds for purposes consistent with its intended use. The Company has applied for forgiveness and believes that its use of the loan proceeds have met the conditions for forgiveness of the loan.

On July 8, 2020 the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. The balance of principal and interest is payable thirty years from the date of the promissory note.

Maturities of long term debt for the year ended December 31, are as follows:

2021	$–
2022	–
2023	2,001
2024	5,279
2025	8,682
Thereafter	134,039

NOTE 5 – CAPITAL STRUCTURE

The Company has one class of equity securities, those being its Common Stock. Each share is entitled to one vote in all matters in which shareholders may participate. In 2020 and 2019, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the years ended December 31, 2020 and 2019, capital raise through shares issued for cash or services totaled $3,388,502 and $3,391,418 respectively.

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020 and 2019

NOTE 6 – ASSET PURCHASE AGREEMENT

On June 18, 2019, the Company entered into an Asset Purchase Agreement with ANI Pharmaceuticals, Inc. (ANI) for the sale of certain intellectual property and materials related to the research and development related to potential ANDA candidates. The Company recognized revenue of approximately $2,300,000 related to the Asset Purchase Agreement in the year ended December 31, 2019.

In addition to the original purchase price, the Company is due an additional $2,000,000 with respect to the Product that is Vigabatrin 500mg tablets (tablets) as follows; (A) $250,000 within 30 days following the completion of all bioequivalence studies related to tablets, (B) $250,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $1,000,000 in a calendar year, (C) $500,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $5,000,000 in a calendar year, (D) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $10,000,000 in a calendar year. As of the years ended December 31, 2020 and 2019, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

Also, the Company is due an additional $1,750,000 with respect to the Product that is Vigabatrin 500mg powder for Oral Solution (powder) as follows; (A) $250,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $1,000,000 in a calendar year, (B) $500,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $5,000,000 in a calendar year, (C) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $10,000,000 in a calendar year. As of the years ended December 31, 2020 and 2019, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheets. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the years ended December 31, 2020 and 2019, rental expense totaled $34,125 and $45,500 respectively.

Future minimum rental payments required under the lease are as follows:

2021	$45,000
2022	18,750

Legal Matters – The company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the company’s financial statements.

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owes a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount is also due in subsequent years. As of December 31, 2020 and 2019, liabilities accrued on a monthly basis totaling $583,333 and $0, respectively, have been recorded to reflect the minimum future royalty payments.

Royalty Advances - In the year ended December 31, 2020 and 2019, the Company received royalty advances on future product sales of $500,000 and $500,000, respectively, from its pharmaceutical marketing partner. Interest is due on this advance and will continue to accrue at the rate of 10% until the payment is fully recouped from royalties. These advances are reflected in the accompanying consolidated balance sheets as deferred revenue until the royalties are earned.

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020 and 2019

NOTE 8 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the years ended December 31, 2020 and 2019, no employer contributions were made.

NOTE 9 - CONCENTRATIONS

Major Customers – During the years ended December 31, 2020 and 2019, 100%, of sales were earned from two customers. As of December 31, 2020 and 2019, accounts receivable related to these two major customers was $21,786 and $-, respectively.

NOTE 10 – INCOME TAXES

The Company has established deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss carry forwards. Deferred tax assts and liabilities for the recognition of future deductions or taxable amounts and operating loss carry forwards. Deferred federal and state income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

During the years ended December 31, 2020 and 2019, a reconciliation of income tax expense at the statutory federal and state rates of 31% to income tax expense at the Company’s effective tax rate is as follows:

	2020	2019
Income tax benefit at statutory rate	$2,852,000	653,000
Change in valuation allowance	(2,852,000)	(653,000)

Provision for federal/state income taxes	$–	–

As of the years ended December 31, 2020, the Company has approximately $9,200,000 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carry forwards have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and will carry forward indefinitely.

NOTE 11 – SUBSEQUENT EVENT

In early 2020, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. COVID-19 and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities had had, and may continue to have, a potentially significant effect on financial markets and business activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and cannot be predicted.

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020 and 2019

On December 31, 2020, the Company entered into an Agreement and Plan of Merger with Vinings Holdings, Inc. (Vinings). On February 12, 2021, Coeptis Acquisition Sub, Inc. (“Acquisition Corp.”), a wholly-owned subsidiary of Vinings Holdings, Inc., a Delaware corporation (“Vinings”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. (“Coeptis ”). For financial reporting purposes, Coeptis was the accounting surviving corporation of that Merger although Vinings was the legal survivor. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly-owned subsidiary. Simultaneously with the Merger, on the Closing Date all of the issued and outstanding shares of Coeptis common stock converted, on a 1 for 1 basis, into shares of Vinings common stock, par value $0.0001 per share (“Vinings Common Stock”). Additionally, the former officers and directors of Vinings resigned and new officers and directors from Coeptis were elected. As of the Closing Date there were no Coeptis options or warrants outstanding to purchase shares of Coeptis common stock.

The Coeptis’ and Vinings’ combined Common Stock will vote together with Vinings’ Class B Preferred Stock as a single class, with each share of common stock having one vote per share and the Class B Preferred Stock having a number of votes equal to that of 8,000,000 shares of Common Stock. As such, immediately following the Merger, Coeptis’ former stockholders (including Mr. Mehalick as the holder of the Class B Preferred Stock) and common stockholders held approximately 95.8% and 4.2%, respectively, of the total combined voting power of all classes of stock entitled to vote.

The Merger will be treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings before the Merger will be replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

Subsequent to year end and through May 10, 2021, the Company issued 3,530,500 shares of common stock, which resulted in cash payments to the company of $2,907,500.

On May 6, 2021, Coeptis Pharmaceuticals, Inc. (“Coeptis”) made initial payments under two definitive agreements. The two definitive option purchase agreements are with VyGen-Bio, Inc. (“Vy-Gen”), pursuant to which Coeptis has the exclusive option to acquire co-development rights with respect to two Vy-Gen product candidates. Coeptis paid a total of $750,000 to acquire the two exclusive options. The options are exercisable at any time until December 31, 2021 with the option exercise payments totaling an additional $1,250,000 to $5,750,000, depending on the timing of the exercise and if both options are exercised.

VININGS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET DATA

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Combined Consolidated Balance Sheet Data:
Total current liabilities	$5,330,148	$460,088
Non-current liabilities	164,723	(437,068)
Total liabilities	5,494,871	1,577,996
Stockholders' equity	(5,188,032)	(4,944,559)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	–
Common stock, $0.0001 par value, 1,250,000,000 shares authorized; 26,766,640 shares and 17,904,800 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,519	1,620
Equity Investment	–	–
Additional paid-in capital	8,910,294	5,464,315
Accumulated deficit	(14,100,846)	(4,944,559)
Total stockholders' equity	(5,188,032)	621,376
Total liabilities and stockholders' equity	$306,839	$1,577,996

COEPTIS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

December 31, 2020 and 2019

	Year ended December 31, 2020	Year ended December 31, 2019
Consolidated Statements of Operations Data:
Sales	$30,761	$24,092
Cost of Goods sold	964,217	–
Gross Profit	(933,456)	24,092

Operating expenses:
Research and development	$3,543	$1,378,271
Sales and marketing	6,608	–
General and administrative	6,484,474	3,062,821
Total operating expenses	6,494,625	4,441,092

Loss from operations	(7,428,081)	(4,417,000)

Other income (expense)
Interest income (expense), net	(5,306)	(150)
Other income (expense), net	(2,299,883)	2,311,148
Net Loss	$(9,733,271)	$(2,106,002)

Loss per share, basic and fully diluted	$(0.49)	$(0.12)

Weighted average number of common shares outstanding	19,698,939	16,849,875

VINING HOLDINGS, INC.

SELECTED HISTORICAL AND UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION AND DATA

AS OF DECEMBER 31, 2020 AND 2019

COMBINED FINANCIAL INFORMATION AND DATA

The following tables present summary historical financial data for Vinings Holding, Inc (“Vinings”) and Coeptis Pharmaceuticals, Inc (“Coeptis”), summary unaudited pro forma condensed combined financial data for Vinings and Coeptis, and comparative historical and unaudited pro forma per share data for Vinings and Coeptis.

Selected Historical Consolidated Financial Data of Vinings Holdings, Inc.

The selected consolidated statements of operations data for the ten month period ended December 31, 2020 and the selected consolidated balance sheet data as of December 31, 2020 are derived from Vinings’ audited consolidated financial statements, and for the ten months ended December 31, 2019 from the unaudited condensed consolidated financial statements. Vinings’ audited historical consolidated financial statements for the ten month period ended December 31, 2020 are contained in its Annual Report on Form 10-K/T along with its unaudited condensed historical consolidated financial statements for the ten months ended December 31, 2019. Vinings’ historical results are not necessarily indicative of the results that may be expected in any future.

The selected historical consolidated financial data below should be read in conjunction with Vinings’ management’s discussion and analysis of financial condition and results of operations and Vinings’ consolidated financial statements and the notes related thereto included elsewhere in this report. For additional information, see the section titled “Where You Can Find More Information”.

Selected Historical Consolidated Financial Data of Coeptis

The selected consolidated statements of operations data for the years ended December 31, 2020 and 2019 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from Coeptis’ audited consolidated financial statements included elsewhere in this report. Coeptis’ historical results are not necessarily indicative of the results that may be expected in any future period.

The selected historical consolidated financial data below should be read in conjunction with the sections titled “Coeptis Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Coeptis’ consolidated financial statements and related notes included elsewhere in this report.

Selected Unaudited Pro Forma Condensed Combined Financial Data of Vinings and Coeptis

The following selected unaudited pro forma combined financial data presents the pro forma financial position and results of operations of the combined organization based on the historical consolidated financial statements of Vinings and Coeptis, after giving effect to the Merger. The information presented below should be read together with the historical consolidated financial statements of each of Vinings and Coeptis, including the related notes thereto. The unaudited pro forma combined balance sheet data as of December 31, 2020 and 2019 gives effect to the Merger as if it took place on the respective balance sheet dates. The unaudited pro forma combined statement of operations data for the years ended December 31, 2020 and 2019 give effect to the merger as if it took place on January 1, 2019.

The allocation of purchase consideration reflected in the unaudited pro forma combined financial data is preliminary and will be adjusted based on the fair value of purchase consideration on the closing date of the Merger and upon completion of the final valuations of the fair value of the assets acquired and liabilities assumed of Coeptis on the closing date of the Merger. Although Vinings and Coeptis management believe that the fair values assigned to the assets to be acquired and liabilities to be assumed reflected in the unaudited pro forma combined financial data are based on reasonable estimates and assumptions using currently available data, the results of the final allocation could be materially different from the preliminary allocation.

The unaudited pro forma combined financial statements were prepared in accordance with Article 11 of SEC Regulation S-X. Accordingly, the historical consolidated financial data of Vinings and Coeptis has been adjusted to give pro forma effect to events that are (i) directly attributable to the Merger, (ii) factually supportable, and (iii) with respect to the unaudited pro forma combined statements of operations, expected to have a continuing impact on the combined results of operations of the combined organization. In addition, the pro forma adjustments reflecting the completion of the Merger are based upon the application of the acquisition method of accounting in accordance with GAAP and upon the assumptions set forth in the unaudited pro forma combined financial statements included elsewhere in this report.

The unaudited pro forma combined financial data is presented for illustrative purposes only and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

Comparative Historical and Unaudited Pro Forma Per Share Data

The information below reflects the historical net loss and book value per share of Vinings common stock and the historical net loss and book value per share of Coeptis common stock in comparison with the unaudited pro forma net loss book value per share after giving effect to the Merger of Vinings with Coeptis on a pro forma basis. You should read the tables below in conjunction with Vinings’ audited consolidated financial statements for the ten months ended December 31, 2020, Vinings’ unaudited condensed consolidated financial statements for the ten months ended December 31, 2019, and Coeptis’ audited financial statements for the years ended December 31, 2020 and 2019, and the unaudited pro forma condensed combined financial information and the notes related to such financial statements included.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Vinings Holdings, Inc. Historical Per Common Share Data:
Basic and diluted net loss per share	$(0.36)	$(0.00)
Book value per share	$(0.03)	$(0.00)

Coeptis Pharmaceuticals, Inc. and Subsidiary Historical Per Common Share Data:
Basic and diluted net loss per share	$(0.51)	$(0.14)
Book value per share	$(0.20)	$0.04

Combined Company Pro Forma Per Share Common Data:
Basic and diluted net loss per share	$(0.49)	$(0.12)
Book value per share	$(0.19)	$0.03

MARKET PRICE AND DIVIDEND INFORMATION

The closing price of Vinings common stock on December 31, 2020, the last trading day prior to the public announcement of the merger, was $0.31 per share and the closing price of Vinings common stock on February 12, 2021 was $4.16 per share, in each case as reported on the OTC Pink markets (an interdealer electronic quotation system operated by OTC Markets Group, Inc.).

Because the market price of Vinings common stock is subject to fluctuation, the market value of the shares of Vinings common stock that Coeptis stockholders will be entitled to receive in the merger may increase or decrease.

Coeptis is a private company, and its shares of common stock and preferred stock are not publicly traded.

Dividends

Vinings has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Coeptis has never paid or declared any cash dividends on its capital stock. The combined company intends to retain all available funds and any future earnings for use in the operation of its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future. Notwithstanding the foregoing, any determination to pay cash dividends subsequent to the merger will be at the discretion of the combined company’s board of directors and will depend upon a number of factors, including the combined company’s results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors the combined company’s board of directors deems relevant.

