Form 10-Q
period 2021-03-31
VININGS HOLDINGS, INC.
filed 2021-05-17
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 000-56194

VININGS HOLDINGS, INC.

Delaware	84-3998117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(724) 934-6467

viningsholdings.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/a

Securities registered pursuant to Section 12(g) of the Act: : Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class:	Outstanding as of May 17, 2021:
Common Stock, $0.0001 par value	30,298,740 shares

VININGS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II -- OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES	17

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

VININGS HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$2,034,729	$202,965
Accounts receivable	21,786	21,786
Inventories	–	–
TOTAL CURRENT ASSETS	2,056,515	224,751

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
	25,237	25,237
Less: accumulated depreciation	10,211	9,730
	15,026	15,507
OTHER ASSETS
License right	–	–
Right of use asset, net of accumulated amortization	48,497	58,225
Other assets	2,000	2,000
	50,497	60,225
	$2,122,038	$300,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,821,981	$1,623,840
Accrued expenses	1,058,663	$732,146
Notes payable, current portion	1,155,095	1,277,500
Notes payable, related parties	604,000	604,000
Right of use liability, current portion	31,561	41,618
Deferred revenue	1,000,000	1,000,000
TOTAL CURRENT LIABILITIES	5,671,300	5,279,104

LONG TERM LIABILITIES
Note payable	150,000	150,000
Right of use liability, non-current portion	14,723	14,723
	164,723	164,723

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding, respectively	1	–
Common stock, $ .0001 par value, 750,000,000 shares authorized,29,974,740 and 26,768,240 shares issued and outstanding, respectively	2,839	2,519
Additional paid-in capital	11,863,102	8,954,985
Common stock subscribed	471,000	–
Accumulated deficit	(16,050,927)	(14,100,846)
Total stockholders' equity (deficit)	(3,713,985)	(5,143,343)
Total liabilities and stockholders' equity (deficit)	$2,122,038	$300,484

The accompanying notes are an integral part of the consolidated financial statements.

VININGS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months ended
	March 31, 2021	March 31, 2020
SALES
Consulting services	$75,000	$4,508
Sales	–	–
Total sales	75,000	4,508
Cost of goods, including inventory obsolesence	–	–
Gross profit	75,000	4,508

COST OF OPERATIONS
Research and development	–	–
General and administrative expenses	1,737,426	366,407
Selling and marketing	2,918	–
Interest expense	34,737	34,500
	1,775,081	400,907
LOSS FROM OPERATIONS	(1,700,081)	(396,399)

OTHER INCOME (EXPENSE)
Royalties and licensing fees	(250,000)	(1,500,000)
TOTAL OTHER INCOME (EXPENSE)	(250,000)	(1,500,000)
LOSS BEFORE INCOME TAXES	(1,950,081)	(1,896,399)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(1,950,081)	$(1,896,399)

LOSS PER SHARE
Loss per share, basic and fully diluted	$(0.07)	$(0.12)
Weighted average number of common shares outstanding	28,665,384	16,371,556

The accompanying notes are an integral part of the consolidated financial statements.

VININGS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	ACCUMULATED
	SHARES	$$$	SHARES	$$$	CAPITAL	SUBSCRIBED	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2019	–	–	16,196,000	1,620	5,464,465	100,000	(4,944,559)	621,526

Retroactive application of recapitalization	–	–	1,245,190	–	(233,511)	–	–	(233,512)

Adjusted balance, beginning of period	–	–	17,441,190	1,620	5,230,953	100,000	(4,944,559)	388,015

Shares issued for cash	–	–	200,000	20	99,980	(100,000)	–	–

Net income (loss)	–	–	–	–	–	–	(1,896,399)	(1,896,399)

BALANCE AT MARCH 31, 2020	–	$–	17,641,190	$1,640	$5,330,934	$–	$(6,840,958)	$(1,508,384)

BALANCE AT DECEMBER 31, 2020	–	$–	25,178,840	$2,519	$8,954,985	$–	$(14,100,846)	$(5,143,342)

Retroactive application of recapitalization	8,000	1	1,589,400	–	(298,062)	–	–	(298,061)

Shares issued for cash	–	–	2,436,500	244	2,436,256	471,000	–	2,907,500

Shares issued for services	–	–	770,000	77	769,923	–	–	770,000

Equity Investment	–	–	–	–	–	–	–	–

Net income (loss)	–	–	–	–	–	–	(1,950,081)	(1,950,081)

BALANCE AT MARCH 31, 2021	8,000	$1	29,974,740	$2,839	$11,863,102	$471,000	$(16,050,927)	$(3,713,985)

The accompanying notes are an integral part of the consolidated financial statements.

VININGS HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES

Net income (loss)	$(1,950,081)	$(1,896,399)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	481	481
Interest paid	–	23,137
Shares issued for services	770,000	–
(Increase) decrease in:
Accounts receivable	–	(2,346)
Inventories	–	–
Right of use asset/liability	9,728	5,500
Increase (decrease) in:
Accounts payable	188,085	28,996
Accrued expenses	326,517	–
Deferred revenue	–	250,000
NET CASH USED IN OPERATING ACTIVITIES	(655,270)	(1,590,631)

FINANCING ACTIVITIES

Proceeds from/repayment of notes payable	(122,405)	1,000,000
Proceeds from notes payable, related parties	–	500,000
Shares from merger transaction	(298,061)	–
Shares issued for cash	2,907,500	–
Cash received for stock subscription	–	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,487,034	1,500,000
NET DECREASE IN CASH	1,831,764	(90,631)
CASH AT BEGINNING OF PERIOD	202,965	440,088
CASH AT END OF PERIOD	$2,034,729	$349,457

SUPPLEMENTAL DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

VININGS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2021 and 2020 (unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business – Coeptis Pharmaceuticals, LLC (LLC) was formed in July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc (“Coeptis”). As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation. On February 12, 2021, Vinings Holdings, Inc., a Delaware corporation (“Vinings” or the “Company”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. (“Coeptis”). Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly-owned subsidiary. The Merger was treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings before the Merger were replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

The Company is located in Wexford, PA, and engages primarily in the acquisition, development, and commercialization of pharmaceutical products.

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2021 and December 31, 2020, and the results of operations, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2021 and 2020. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-KT for the fiscal year ended December 31, 2020. Results of operations for the three-month period ended March 31, 2021, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

As a result of the Merger, the financial statements included in this report reflect (1) the historical operating results of Coeptis prior to the Merger; (2) the combined results of the Company and Coeptis following the closing of the Merger; (3) the assets and liabilities of Coeptis at their historical cost; and (4) the Company’s equity structure for all periods presented.

In accordance with guidance applicable, to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) issued to Coeptis’ stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Coeptis redeemable convertible preferred stock and Coeptis common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio (one for one) established in the Business Combination Agreement.

Risks and Uncertainties - In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. COVID-19 and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a potentially significant effect on financial markets and business activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and cannot be predicted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-KT filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2021. There have been no material changes to the significant accounting policies during the period ended March 31, 2021, except for items mentioned below.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of Vinings Holdings, Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition – The Company derived its revenue for the periods ending March 31, 2021 and 2020 primarily from consulting services. Revenues are recognized when services are provided to its customers or the product is sold, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The amount received for consulting services for the three months ended March 31, 2021 and 2020 was $75,000 and $4,508 respectively. Revenues received in advance of the fulfillment of a performance obligation are deferred until the time such performance obligation is performed (Note 7).

Adoption of New Accounting Pronouncements –

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify generally accepted accounting principles (GAAP) for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard, effective January 1, 2021, did not have a material impact on these financial statements.

During the three months ended March 31, 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were not met during three months ended March 31, 2021 and 2020.

During the fourth quarter of 2020, the Company determined that there was a reduction of the useful life of the asset, resulting in a full impairment of the asset. The carrying value of the license right at March 31, 2021 and December 31, 2020 was $0. Amortization expenses total $0 for the three months ended March 31, 2021 and 2020.

NOTE 4 – LONG-TERM DEBT

The Company entered into a note payable agreement with an unrelated company with a conversion option. The principal amount of $200,000, which is unsecured, together with interest at 9% was due June 15, 2020. In lieu of cash repayment, the outstanding principal amount of the note, plus all accrued unpaid interest may be converted at the option of the party, in whole or in part, into shares of Common Stock. As of the December 31, 2020, the note had a balance of $200,000. The note and accrued interest were paid in full in the first quarter of 2021.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of March 31, 2021 and December 31, 2020. This debt is currently in default.

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of March 31, 2021 and December 31, 2020. This debt is currently in default.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of March 31, 2021 and December 31, 2020. This debt is currently in default.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of March 31, 2021 and December 31, 2020. This debt is currently in default.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of March 31, 2021 and December 31, 2020. This debt is currently in default.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The balance of the note is $104,000 as of March 31, 2021 and December 31, 2020.

Interest accrued on the related party notes at March 31, 2021 and December 31,2020 was $50,000 and $40,000, respectively.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. The Company currently believes that its use of the loans proceeds will meet the conditions for forgiveness of the loans, and has applied for forgiveness of the initial PPP loan. As of March 31, 2021 and December 31, 2020, the balance of the notes totaled $155,095 and $77,500, respectively.

On July 8, 2020 the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of March 31, 2021 and December 31, 2020.

Maturities of long-term debt for the quarter ended March 31, are as follows:

2021(remaining 9 months)	$–
2022	–
2023	2,001
2024	5,279
2025	8,682
Thereafter	134,038
150,000

NOTE 5 – CAPITAL STRUCTURE

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

Common Stock - As of March 31, 2021 the Company had 29,974,740 shares of its common stock issued and outstanding, and on March 31, 2020 the Company had 16,396,000 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

Series A Preferred Stock - As of April 30, 2019, the Series A Preferred Stock had been canceled, and no shares remain outstanding. The rights and privileges of future issuances of the Series A Preferred stock will be determined at such time if and when they are issued. As of March 31, 2021, there were 0 shares of Series A Preferred outstanding.

Series B Convertible Preferred Stock - The Company designated 2,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.0001 per share. Initially, there will be no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

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

As of March 31, 2021, there were 8,000 shares of Series B Preferred outstanding.

Common Stock Warrants - On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions.

In 2021 and 2020, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the three months ended March 31, 2021 and 2020 was $2,436,256 and $99,800 respectively. During the three months ended March 31, 2021 and 2020, there were $0 in capital distributions.

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

In addition to the original purchase price, the Company is due an additional $2,000,000 with respect to the Product that is Vigabatrin 500mg tablets (tablets) as follows; (A) $250,000 within 30 days following the completion of all bioequivalence studies related to tablets, (B) $250,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $1,000,000 in a calendar year, (C) $500,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $5,000,000 in a calendar year, (D) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $10,000,000 in a calendar year. As of three months ended March 31, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

Also, the Company is due an additional $1,750,000 with respect to the Product that is Vigabatrin 500mg powder for Oral Solution (powder) as follows; (A) $250,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $1,000,000 in a calendar year, (B) $500,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $5,000,000 in a calendar year, (C) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $10,000,000 in a calendar year. As of three months ended March 31, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the three months ended March 31, 2021 and 2020, rental expense totaled $11,250 and $10,500 respectively.

Future minimum rental payments required under the lease are as follows:

2021 (remaining 9 months)	$33,750
2022	18,750

Legal Matters – The company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the company’s financial statements.

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owes a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount is also due in subsequent years. As of March 31, 2021 and December 31, 2020, liabilities of $833,333 and $583,333, respectively, have been recorded to reflect the minimum future royalty payments.

Royalty Advances - In the three months ended March 31, 2021 and 2020, the Company received royalty advances on future product sales of $0 and $250,000, respectively, from its pharmaceutical marketing partner. Interest is due on this advance and will continue to accrue at the rate of 10% until the payment is fully recouped from royalties.

NOTE 8 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the three months ended March 31, 2021 and 2020, no employer contributions were made.

NOTE 9 – INCOME TAXES

For the three months ended March 31, 2021 and 2020, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 10 – SUBSEQUENT EVENT

On May 6, 2021, the Company made initial payments under two definitive agreements. The two definitive option purchase agreements are with VyGen-Bio, Inc. (“Vy-Gen”), pursuant to which the Company has the exclusive option to acquire co-development rights with respect to two Vy-Gen product candidates. The Company paid a total of $750,000 to acquire the two exclusive options. The options are exercisable at any time until December 31, 2021 with the option exercise payments totaling an additional $1,250,000 to $5,750,000, depending on the timing of the exercise and if both options are exercised.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2020.

When we use works like “we,” “us”, “our,” the “company” and words of the like, unless otherwise indicated, we are referring to the operations of us and our wholly-owned subsidiary Coeptis Pharmaceuticals, Inc. (“Coeptis”).

Objective

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide users of our financial statements with the following:

•	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

•	Useful context to the financial statements; and

•	Information that allows assessment of the likelihood that past performance is indicative of future performance.

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended March 31, 2021 and 2020, included in Part I, Item 1 of this Form 10-Q.

Overview and Outlook

Vinings Holdings, Inc. (“Vinings”) is a holding company that conducts its current operations through its wholly-owned subsidiary Coeptis Pharmaceuticals, Inc. (“Coeptis”). We are a pharmaceutical company which owns, acquires, and develops drug products and pharmaceutical technologies which offer improvements to current therapies. Our products and technologies are intended to be commercialized in the US and worldwide markets. Since Coeptis’ inception in 2017, it has acquired and commercialized two drug products for the U S market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we are continually evaluating plans in 2021. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction involving us and Coeptis, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform Coeptis’ current products and therapies.

During 2020 and continuing into early 2021, Coeptis faced several operational challenges related to the COVID-19 global pandemic, which we continue to work to overcome. The launch of both 5050b2 products was impacted because of various COVID-19 limitations, most notably field sales personnel were not able to make healthcare provider visits in person; thereby limiting the awareness of the availability of these products. We explored and implemented several non-personal promotion efforts, but given the global limitations and dynamics, it was challenging to achieve expected sales. We continue to explore all possible marketing and sales options for the products.

We have recently entered into agreements that provide us with the opportunity to invest in and co-develop new technologies for the global cell therapy market. We cannot predict the success of these processes or the timing of when they may be available; however, we will work to understand how these products can affect current therapies to improve patient outcomes. See our Current Report on Form 8-K that was filed on May 11, 2021, which discusses this opportunity.

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

Comparison of the three months ended March 31, 2021 and March 31, 2020

Revenues. Revenues, which were generated from consulting agreements, of $75,000 and $4,508 recorded in the three months ended March 31, 2021 and 2020 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $400,907 in the three months ended March 31, 2020 to $1,775,081 in the three months ended March 31, 2021. The increase is mainly due to higher professional services related to the merger transaction, as well as new requirements for D&O insurance.

General and Administrative Expenses. For the three months ended March 31, 2020 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2021 and 2022, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $34,500 for the three months ended March 31, 2020 and was $1,193 for the three months ended March 31, 2021. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2021 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during the twelve months ended December 31, 2020 with cash and cash equivalents of just $202,965. For the period ending March 31, 2021, cash and cash equivalents increased to $2,034,729 as the Company raised capital in conjunction with its private placement and merger transaction. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2021, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4.	Controls and Procedures

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2020. For example, the Company lacked adequate segregation of duties which led to situations where individuals had access to both initiate and approve transactions with no additional formal review process.

In an effort to address the Company’s internal accounting personnel deficiencies, in February 2021 we hired a consulting group to assist our Chief Financial Officer. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-KT for the ten-months ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Transition Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All prior sales of unregistered securities have been properly disclosed in prior SEC filing.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VININGS HOLDINGS, INC.
Registrant

Date: May 17, 2021	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: May 17, 2021	By:	/s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer, Principal Financial an Accounting Officer

.

