Form 10-Q
period 2021-06-30
Coeptis Therapeutics Inc.
filed 2021-08-16
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

Commission File No. 000-56194

Coeptis Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3998117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420 Wexford, Pennsylvania	15090
(Address of principal executive offices	(Zip Code)

(724) 934-6467

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 16, 2021, was 34,152,402.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2021

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II -- OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES	19

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COPETIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1,911,304	$202,965
Accounts receivable	21,786	21,786
Inventories	–	–
TOTAL CURRENT ASSETS	1,933,090	224,751

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	(10,578)	(9,730)
Furniture and fixtures, net	14,660	15,507
OTHER ASSETS
Co-development options	750,000	–
Right of use asset, net of accumulated amortization	38,541	58,225
Other assets	2,000	2,000
Total other assets	790,541	60,225
TOTAL ASSETS	$2,738,290	$300,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,746,627	$1,623,840
Accrued expenses	196,401	732,146
Notes payable, current portion	749,595	1,277,500
Notes payable, related parties, current portion	–	604,000
Right of use liability, current portion	21,276	41,618
Deferred revenue	1,000,000	1,000,000
TOTAL CURRENT LIABILITIES	4,713,900	5,279,104

LONG TERM LIABILITIES
Note payable	150,000	150,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	164,723	164,723
TOTAL LIABILITIES	$4,878,623	$5,443,827

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding, respectively	1	–
Common stock, $0.0001 par value, 750,000,000 shares authorized, 32,640,404 and 25,178,840 shares issued and outstanding, respectively	3,106	2,519
Additional paid-in capital	16,538,223	8,954,985
Common stock subscribed	82,500	–
Accumulated deficit	(18,764,162)	(14,100,846)
TOTAL STOCKHOLDERS' EQUITY	(2,140,332)	(5,143,342)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,738,290	$300,484

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
SALES
Consulting services	$–	$–	$75,000	$–
Sales	–	16,365	–	20,874
Total sales	–	16,365	75,000	20,874
Cost of goods, including inventory obsolescence	–	1,869	–	1,869
Gross profit	–	14,496	75,000	19,004

COST OF OPERATIONS
Research and development	–	3,543	–	3,543
General and administrative expenses	2,580,971	661,856	4,318,408	1,004,104
Selling and marketing	–	–	2,918	–
Interest expense	43,098	36,341	77,823	78,955
Total operating expenses	2,624,069	701,740	4,399,149	1,086,601

LOSS FROM OPERATIONS	(2,622,593)	(687,244)	(4,324,149)	(1,067,597)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(166,667)	–	(416,667)	(1,500,000)
Other Income	77,500	1,990	77,500	–
TOTAL OTHER INCOME (EXPENSE)	(89,167)	1,990	(339,167)	(1,500,000)

LOSS BEFORE INCOME TAXES	(2,713,235)	(685,254)	(4,663,316)	(2,567,597)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–	–	–
NET LOSS	$(2,713,235)	$(685,254)	$(4,663,316)	$(2,567,597)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.09)	$(0.04)	$(0.16)	$(0.14)

Weighted average number of common shares outstanding	30,412,242	18,125,566	29,543,639	18,041,535

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2019	–	$–	16,196,000	$1,620	5,464,465	$100,000	$(4,944,559)	$621,526

Retroactive application of recapitalization	–		1,588,800	–	(297,949)	–	–	(297,949)

Adjusted balance, beginning of period	–	–	17,784,800	1,620	5,166,516	100,000	(4,944,559)	323,577

Shares issued for cash	–	–	200,000	20	99,980	(100,000)	–	–

Net income (loss)	–	–	–	–	–	–	(1,896,399)	(1,896,399)

BALANCE AT MARCH 31, 2020	–	$–	17,984,800	$1,640	$5,266,496	$–	$(6,840,958)	$(1,572,822)

Shares issued for cash	–	–	–	–	–	–	–	–

Shares issued for services	–	–	667,840	67	333,853	–	–	333,920

Net income loss)	–	–	–	–	–	–	(685,254)	(685,254)

BALANCE AT JUNE 30, 2020	–	$–	18,652,640	$1,707	$5,600,349	$–	$(7,526,212)	$(1,924,126)

BALANCE AT DECEMBER 31, 2020	–	$–	25,178,840	$2,519	$8,954,985	$–	$(14,100,846)	$(5,143,342)

Retroactive application of recapitalization	8,000	1	1,589,400	–	(298,062)	–	–	(298,061)

Shares issued for cash	–	–	2,436,500	244	2,436,256	471,000	–	2,907,500

Shares issued for services	–	–	770,000	77	769,923	–	–	770,000

Net income (loss)	–	–	–	–	–	–	(1,950,081)	(1,950,081)

BALANCE AT MARCH 31, 2021	8,000	$1	29,974,740	$2,839	$11,863,102	$471,000	$(16,050,404)	$(3,713,985)

Shares issued for cash	–	–	1,281,664	128	1,922,368	(388,500)	–	1,533,996

Shares issued for services	–	–	690,000	69	1,034,931	–	–	1,035,000

Warrants issued for services	–	–	–	–	676,892	–	–	676,892

Shares issued through conversion of debt	–	–	694,000	69	1,040,931	–	–	1,041,000

Equity Investment	–	–	–	–	–	–	–	–

Net income (loss)	–	–	–	–	–	–	(2,713,235)	(2,713,235)

BALANCE AT JUNE 30, 2021	8,000	$1	32,640,404	$3,106	$16,538,223	$82,500	$(18,764,162)	$(2,140,332)

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES

Net income (loss)	$(4,663,316)	$(2,567,597)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	848	963
Forgiveness of debt	(77,500)	–
Interest paid	–	–
Shares issued for non-employee services	1,805,000	–
Warrants issued for services	676,892	333,920
Shares issued for conversion of debt	1,041,000	–
(Increase) decrease in:
Accounts receivable	–	(5,020)
Inventories	–	(211,474)
Right of use asset/liability	(658)	2,274
Increase (decrease) in:
Accounts payable	1,113,092	232,155
Accrued expenses	(525,779)	77,000
Deferred revenue	–	500,000
NET CASH USED IN OPERATING ACTIVITIES	(630,415)	(1,637,778)

INVESTING ACTIVITIES

Purchase of license right	(750,000)	–
Purchase of property and equipment	–	–
NET CASH USED IN INVESTING ACTIVITIES	(750,000)	–

FINANCING ACTIVITIES

Proceeds from notes payable	77,595	1,077,500
Repayment of notes payable	(527,905)	–
Repayment of notes payable, related parties	(604,000)	500,000
Shares from merger transaction	(298,061)	–
Shares issued for cash	4,358,624	–
Cash received for stock subscription	82,500	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,088,753	1,577,500
NET INCREASE IN CASH	1,708,339	(60,278)
CASH AT BEGINNING OF PERIOD	202,965	440,088
CASH AT END OF PERIOD	$1,911,304	$379,810

SUPPLEMENTAL DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business – Coeptis Pharmaceuticals, LLC (LLC) was formed in July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc (“Coeptis”). As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation. On February 12, 2021, Vinings Holdings, Inc., a Delaware corporation (“Vinings”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. The newly merged company was re-named to Coeptis Therapeutics Inc (“Coeptis” or the “Company”) see NOTE 10. Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly owned subsidiary. The Merger was treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings before the Merger were replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

The Company is located in Wexford, PA, and engages primarily in the acquisition, development, and commercialization of pharmaceutical products.

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of June 30, 2021, along with its results of operations for the three and six month periods ended June 30, 2021 and 2020 and cash flows for the six-month periods ended June 30, 2021 and 2020. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-KT for the fiscal year ended December 31, 2020. Results of operations for the six-month period ended June 30, 2021, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2021.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-KT filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2021. There have been no material changes to the significant accounting policies during the period ended June 30, 2021, except for items mentioned below.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of Coeptis Therapeutics Inc, Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

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

Accounting for non-employee share-based payments – The Company may from time to time issue share based compensation to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to equity instruments for the settlement of services provided by non-employees is recorded on the statement of operations in the same manner and charged to the same account as if such settlements had been made in cash. Warrants that provide the option to purchase common stock are accounted for in accordance with ASC 718-10-35-1D, where the total cost of the compensation is based on the number of instruments for which a service has been rendered, and recognized over the period that the service is performed. To determine the amount of compensation cost to be recognized in each period, the Company shall recognize the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost shall be reversed in the period that the award is forfeited.

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

During the six months ended June 30, 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were not met during six months ended June 30, 2021 and 2020.

During the fourth quarter of 2020, the Company determined that there was a reduction of the useful life of the asset, resulting in a full impairment of the asset. The carrying value of the license right at June 30, 2021 and December 31, 2020 was $0. Amortization expenses total $0 and $0 for the six months ended June 30, 2021 and 2020, respectively.

On May 6, 2021, the Company made initial payments under two definitive agreements. The two definitive option purchase agreements are with VyGen-Bio, Inc. (“Vy-Gen”), pursuant to which the Company has the exclusive option to acquire co-development rights with respect to two Vy-Gen product candidates. The Company paid a total of $750,000 to acquire the two exclusive options. On August 15, 2021, the Company entered into amendments to each of the two definitive option purchase agreements, in connection with such amendments the Company delivered promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021. In connection with the two amendments the Company plans to pay a cash payment of $1,000,000, and thereby the Company will be deemed to have exercised the two options. In the event that the promissory notes are timely paid by December 31, 2021, the Company will maintain its 50% ownership interest in the two Vy-Gen product candidates, and if the promissory notes are not timely paid by December 31, 2021 the Company’s ownership interest in such assets will automatically be reduced to 20%, in which case the two promissory notes will be automatically cancelled and will no longer be due or payable.

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

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of June 30, 2021 and December 31, 2020. This debt is currently in default.

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $250,000 as of June 30, 2021 and December 31, 2020, respectively.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note is $0 and $250,000 as of June 30, 2021 and December 31, 2020, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $333,000 as of June 30, 2021 and December 31, 2020, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $167,000 as of June 30, 2021 and December 31, 2020. This debt is currently in default.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The note was converted to equity in June 2021. The balance was $0 and $104,000 as of June 30, 2021 and December 31, 2020.

Interest accrued on the related party notes at June 30, 2021 and December 31,2020 was $0 and $40,000, respectively.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. The initial loan was forgiven in the amount of $77,500 in principal and $893.40 in interest on June 25, 2021. The Company currently believes that its use of the PPP2 loan proceeds will also meet the conditions for forgiveness of the loans. As of June 30, 2021 and December 31, 2020, the balance of the notes totaled $77,595 and $77,500, respectively.

On July 8, 2020 the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of June 30, 2021 and December 31, 2020.

Maturities of long-term debt for the quarter ended June 30, 2021 are as follows:

2021(remaining 6 months)	$–
2022	–
2023	2,001
2024	5,279
2025	8,682
Thereafter	134,038
Total long-term debt	$150,000

NOTE 5 – CAPITAL STRUCTURE

The total number of shares of stock which the corporation shall have authority to issue is 760,000,000 shares, of which 750,000,000 shares of $0.0001 par value shall be designated as Common Stock and 10,000,000 shares of $0.0001 shall be designated as Preferred Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Common Stock - As of June 30, 2021 the Company had 32,640,404 shares of its common stock issued and outstanding, and on June 30, 2020 the Company had 18,652,640 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

In 2021 and 2020, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the six months ended June 30, 2021 and 2020 was $4,358,624 and $99,980 respectively. During the six months ended June 30, 2021 and 2020, there were $0 in capital distributions.

Series A Preferred Stock - As of April 30, 2019, the Series A Preferred Stock had been canceled, and no shares remain outstanding. The rights and privileges of future issuances of the Series A Preferred stock will be determined at such time if and when they are issued. As of June 30, 2021, there were 0 shares of Series A Preferred outstanding.

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

The Company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 did not apply as of June 30, 2021. The Company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 47020 and has determined that there is no beneficial conversion feature that must be accounted for as of June 30, 2021.

As of June 30, 2021 , there were 8,000 shares of Series B Preferred outstanding.

Common Stock Warrants - On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions. The warrants remain outstanding as of June 30, 2021.

On May 28, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 at $5 per share. The warrants expire on June 1, 2026. All warrants were outstanding on June 30, 2021.

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

In addition to the original purchase price, the Company is due an additional $2,000,000 with respect to the Product that is Vigabatrin 500mg tablets (tablets) as follows; (A) $250,000 within 30 days following the completion of all bioequivalence studies related to tablets, (B) $250,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $1,000,000 in a calendar year, (C) $500,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $5,000,000 in a calendar year, (D) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $10,000,000 in a calendar year. As of six months ended June 30, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

Also, the Company is due an additional $1,750,000 with respect to the Product that is Vigabatrin 500mg powder for Oral Solution (powder) as follows; (A) $250,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $1,000,000 in a calendar year, (B) $500,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $5,000,000 in a calendar year, (C) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $10,000,000 in a calendar year. As of six months ended June 30, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the six months ended June 30, 2021 and 2020, rental expense totaled $11,250 and $10,500 respectively.

Future minimum rental payments required under the lease are as follows:

2021 (remaining 6 months)	$22,500
2022	15,000

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

Royalty Advances - In the six months ended June 30, 2021 and 2020, the Company received royalty advances on future product sales of $0 and $250,000, respectively, from its pharmaceutical marketing partner. Interest is due on this advance and will continue to accrue at the rate of 10% until the payment is fully recouped from royalties.

Minimum Payment Obligation – In connection with a supply agreement with Coeptis’ drug product distributor related to Consensi, an amendment was entered into which (i) removes the requirement of a minimum payment obligation from such product distributor to Coeptis in regard to the sale of Consensi and (ii) clarifies that the upfront payment that was made from the product distributor to Coeptis may only be recouped by the product distributor through an offset against royalty payments that may otherwise become payable to Coeptis under the supply agreement.

NOTE 8 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the six months ended June 30, 2021 and 2020, no employer contributions were made.

NOTE 9 – INCOME TAXES

For the six months ended June 30, 2021 and 2020, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 10 – SUBSEQUENT EVENT

On July 12, 2021, the company has legally changed its name from Vinings Holdings, Inc. to Coeptis Therapeutics, Inc.

On August 15, 2021, the Company entered into amendments to each of the two VyGen-Bio definitive option purchase agreements. See FN 3 for a description of such amendments and related matters.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020, included in Part I, Item 1 of this Form 10-Q.

Overview and Outlook

Coeptis Therapeutics, Inc. (“Coeptis Therapeutics”) is a holding company that conducts its current operations through its wholly-owned subsidiary Coeptis Pharmaceuticals, Inc. (“Coeptis”). We are a pharmaceutical company which owns, acquires, and develops drug products and pharmaceutical technologies which offer improvements to current therapies. Our products and technologies are intended to be commercialized in the US and worldwide markets. Since Coeptis’ inception in 2017, it has acquired and commercialized two drug products for the U S market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we are continually evaluating plans in 2021. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction involving us and Coeptis, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform Coeptis’ current products and therapies.

During 2020 and continuing into 2021, Coeptis faced several operational challenges related to the COVID-19 global pandemic, which we continue to work to overcome. The launch of both 5050b2 products was impacted because of various COVID-19 limitations, most notably field sales personnel were not able to make healthcare provider visits in person; thereby limiting the awareness of the availability of these products. We explored and implemented several non-personal promotion efforts, but given the global limitations and dynamics, it was challenging to achieve expected sales. We continue to explore all possible marketing and sales options for the products.

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

Comparison of the three months ended June 30, 2021 and June 30, 2020

Revenues. Revenues, which were generated from product sales of $0 and $16,365 recorded in the three months ended June 30, 2021 and 2020 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $701,740 in the three months ended June 30, 2020 to $2,624,093 in the three months ended June 30, 2021. The increase is mainly due to higher professional services fees, as well as new requirements for D&O insurance.

General and Administrative Expenses. For the three months ended June 30, 2020 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2021 and 2022, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $36,341 for the three months ended June 30, 2020 and was $43,098 for the three months ended June 30, 2021. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2021 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during the twelve months ended December 31, 2020 with cash and cash equivalents of just $202,965. For the period ending June 30, 2021, cash and cash equivalents increased to $1,911,304 as the Company raised capital in conjunction with its private placement and merger transaction. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2021, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

Comparison of the six months ended June 30, 2021 and June 30, 2020

Revenues. Revenues, which were generated from consulting agreements of $75,000 for the six months ended June 30, 2021 and $20,874 in product sales for the six months ended June 30, 2020. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $1,086,601 in the six months ended June 30, 2020 to $ 4,399,149 in the six months ended June 30, 2021. The increase is mainly due to higher professional services related to the merger transaction, as well as new requirements for D&O insurance.

General and Administrative Expenses. For the six months ended June 30, 2020 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2021 and 2022, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $77,823 and $ 78,955 for the six months ended June 30, 2021 and 2020, respectively. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2021 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During the three months ended June 30, 2021, we issued 2,665,664 shares of our common stock in connection with a private offering of our common stock. These shares were issued in reliance upon an exemption from registration provided by Section 506(b) of Regulation D.

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

The following exhibits are attached hereto or incorporated by reference herein (numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission) and are filed as part of this Form 10-Q:

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer, Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of President, Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer. Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer. Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEPTIS THERAPEUTICS, INC.
Registrant

Date: August 16, 2021	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: August 16, 2021	By:	/s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer, Principal Financial an Accounting Officer

.

