Form 10-Q
period 2021-09-30
Coeptis Therapeutics Inc.
filed 2021-11-15
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 15, 2021, was 36,441,999.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COPETIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$2,809,861	$202,965
Accounts receivable	26,302	21,786
Inventories	–	–
TOTAL CURRENT ASSETS	2,836,164	224,751

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	(10,944)	(9,730)
Furniture and fixtures, net	14,293	15,507
OTHER ASSETS
Co-development options	4,804,167	–
Right-of-use asset, net of accumulated amortization	28,352	58,225
Other assets	–	2,000
Total other assets	4,832,519	60,225
TOTAL ASSETS	$7,682,976	$300,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,281,314	$1,623,840
Accrued expenses	153,811	732,146
Notes payable, current portion	3,999,595	1,277,500
Notes payable, related parties, current portion	–	604,000
Right of use liability, current portion	10,758	41,618
Deferred revenue	–	1,000,000
TOTAL CURRENT LIABILITIES	5,445,478	5,279,104

LONG TERM LIABILITIES
Note payable	1,650,000	150,000
Right of use liability, non-current portion	14,723	14,723
TOTAL LONG TERM LIABILITIES	1,664,723	164,723
TOTAL LIABILITIES	$7,110,201	$5,443,827

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding, respectively	1	–
Common stock, $0.0001 par value, 750,000,000 shares authorized, 34,750,733 and 25,178,840 shares issued and outstanding, respectively	3,317	2,519
Additional paid-in capital	23,902,974	8,954,985
Common stock subscribed	1,377,000	–
Accumulated deficit	(24,710,518)	(14,100,846)
TOTAL STOCKHOLDERS' EQUITY	572,774	(5,143,342)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,682,976	$300,484

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
SALES
Consulting services	$–	$9,888	$75,000	$30,761
Sales	–	–	–	–
Total sales	–	9,888	75,000	30,761
Cost of goods, including inventory obsolescence	–	1,492	–	3,361
Gross profit	–	8,396	75,000	27,400

COST OF OPERATIONS
Research and development	–	–	–	3,543
General and administrative expenses	6,759,339	1,433,621	11,077,747	2,437,725
Selling and marketing	–	–	2,918	–
Interest expense	188,559	183,871	266,382	262,826
Total operating expenses	6,947,898	1,617,492	11,347,048	2,704,094

LOSS FROM OPERATIONS	(6,947,898)	(1,609,097)	(11,272,048)	(2,676,694)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	3,543	(211,550)	(413,124)	(1,711,550)
Licensing income	1,000,000	–	1,000,000	–
Other Income	–	–	77,500	–
Gain (Loss) on write down of assets	(2,000)	–	(2,000)	–
TOTAL OTHER INCOME (EXPENSE)	1,001,543	(211,550)	662,376	(1,711,550)

LOSS BEFORE INCOME TAXES	(5,946,356)	(1,820,647)	(10,609,672)	(4,388,244)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–	–	–
NET LOSS	$(5,946,356)	$(1,820,647)	$(10,609,672)	$(4,388,244)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.17)	$(0.09)	$(0.34)	$(0.23)

Weighted average number of common shares outstanding	34,060,556	20,164,597	31,054,813	18,756,999

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	DEFICIT	TOTAL
BALANCE AT DECEMBER 31, 2019	–	$–	16,196,000	$1,620	$5,464,465	$100,000	$(4,944,559)	$621,526
Retroactive application of recapitalization	–	1,588,800	–	(297,949)	–	–	(297,949)	–
Adjusted balance, beginning of period	–	–	17,784,800	1,620	5,166,516	100,000	(4,944,559)	323,577
Shares issued for cash	–	–	200,000	20	99,980	(100,000)	–	–
Net income (loss)	–	–	–	–	–	–	(1,896,399)	(1,896,399)
BALANCE AT MARCH 31, 2020	–	$–	17,984,800	$1,640	$5,266,496	$–	$(6,840,958)	$(1,572,822)
Shares issued for cash	–	–	–	–	–	–	–	–
Shares issued for services	–	–	667,840	67	333,853	–	–	333,920
Net income loss)	–	–	–	–	–	–	(685,254)	(685,254)
BALANCE AT JUNE 30, 2020	–	$–	18,652,640	$1,707	$5,600,349	$–	$(7,526,212)	$(1,924,156)
Shares issued for cash	–	–	3,300,000	330	649,670	100,000	–	750,000
Shares issued for services	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	(1,820,647)	(1,820,647)
BALANCE AT SEPTEMBER 30, 2020	–	$–	21,952,640	$2,037	$6,250,019	$100,000	$(9,346,859)	$(2,994,803)
BALANCE AT DECEMBER 31, 2020	–	$–	25,178,840	$2,519	$8,954,985	$–	$(14,100,846)	$(5,143,342)
Retroactive application of recapitalization	8,000	1	1,589,400	–	(298,062)	–	–	(298,061)
Shares issued for cash	–	–	2,436,500	244	2,436,256	471,000	–	2,907,500
Shares issued for services	–	–	770,000	77	769,923	–	–	770,000
Net income (loss)	–	–	–	–	–	–	(1,950,081)	(1,950,081)
BALANCE AT MARCH 31, 2021	8,000	$1	29,974,740	$2,839	$11,863,102	$471,000	$(16,050,927)	$(3,713,985)
Shares issued for cash	–	–	1,281,664	128	1,922,368	(388,500)	–	1,533,996
Shares issued for services	–	–	690,000	69	1,034,931	–	–	1,035,000
Warrants issued for services	–	–	–	–	676,892	–	–	676,892
Shares issued through conversion of debt	–	–	694,000	69	1,040,931	–	–	1,041,000
Net income (loss)	–	–	–	–	–	–	(2,713,235)	(2,713,235)
BALANCE AT JUNE 30, 2021	8,000	$1	32,640,404	$3,106	$16,538,223	$82,500	$(18,764,162)	$(2,140,332)
Shares issued for cash	–	–	1,705,329	171	2,557,828	1,294,500	–	3,852,499
Shares issued for services	–	–	405,000	41	607,460	–	–	607,500
Warrants issued for services	–	–	–	–	2,301,879	–	–	2,301,879
Stock based compensation	–	–	–	–	1,897,585	–	–	1,897,585
Net income (loss)	–	–	–	–	–	–	(5,946,356)	(5,946,356)
BALANCE AT SEPTEMBER 30, 2021	8,000	$1	34,750,733	$3,317	$23,902,975	$1,377,000	$(24,710,518)	$572,774

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net income (loss)	$(10,609,672)	$(4,388,244)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,214	1,444
Forgiveness of debt	(77,500)	–
Interest paid	–	–
Shares issued for non-employee services	2,412,500	333,920
Warrants issued for services	2,978,771	–
Stock based compensation	1,897,585	–
Shares issued for conversion of debt	1,041,000	–
(Increase) decrease in:
Accounts receivable	(4,516)	(14,907)
Inventories	–	(1,014,659)
Right of use asset/liability	(988)	1,945
Increase (decrease) in:
Accounts payable	(340,621)	1,916,183
Accrued expenses	(578,335)	112,806
Deferred revenue	(1,000,000)	500,000
NET CASH USED IN OPERATING ACTIVITIES	(4,280,561)	(2,551,512)

INVESTING ACTIVITIES
Purchase of license right	(4,804,167)	–
Purchase of property and equipment	–	–
NET CASH USED IN INVESTING ACTIVITIES	(4,804,167)	–

FINANCING ACTIVITIES
Proceeds from notes payable	4,827,595	1,227,500
Proceeds from notes payable, related parties	–	604,000
Repayment of notes payable	(527,905)	–
Repayment of notes payable, related parties	(604,000)	–
Shares from merger transaction	(298,061)	–
Shares issued for cash	6,916,994	650,000
Cash received for stock subscription	1,377,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,691,623	2,581,500
NET INCREASE IN CASH	2,606,897	29,988
CASH AT BEGINNING OF PERIOD	202,965	440,088
CASH AT END OF PERIOD	$2,809,861	$470,076

SUPPLEMENTAL DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2021, along with its results of operations for the three and nine month periods ended September 30, 2021 and 2020 and cash flows for the nine-month periods ended September 30, 2021 and 2020. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-KT for the fiscal year ended December 31, 2020. Results of operations for the nine-month period ended September 30, 2021, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2021.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-KT filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2021. There have been no material changes to the significant accounting policies during the period ended September 30, 2021, except for items mentioned below.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of Coeptis Therapeutics Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During the nine months ended September 30, 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were not met during nine months ended September 30, 2021 and 2020.

During the fourth quarter of 2020, the Company determined that there was a reduction of the useful life of the asset, resulting in a full impairment of the asset. The carrying value of the license right at September 30, 2021 and December 31, 2020 was $0. Amortization expenses total $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

In September of 2021, the Company executed a license termination agreement with the foreign entity to cease all efforts for sales and promotion of the product in the United States and Puerto Rico. The termination included issuance of $1,500,000 of convertible debt due in 2023 to satisfy amounts owed for the license, issue of warrants (See NOTE 5) and transfer of inventory ownership back to the foreign entity. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion.

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

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of September 30, 2021 and December 31, 2020. This debt is currently in default.

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $250,000 as of September 30, 2021 and December 31, 2020, respectively.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note is $0 and $250,000 as of September 30, 2021 and December 31, 2020, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $333,000 as of September 30, 2021 and December 31, 2020, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $167,000 as of September 30, 2021 and December 31, 2020. This debt is currently in default.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The note was converted to equity in June 2021. The balance was $0 and $104,000 as of September 30, 2021 and December 31, 2020.

In September 2021, as part of a termination of license agreement with Purple BioTech, the Company issued a convertible note in the principle amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple BioTech into shares of Coeptis’ common stock. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. Coeptis may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost.

Interest accrued on the related party notes at September 30, 2021 and December 31,2020 was $0 and $40,000, respectively.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. The initial loan was forgiven in the amount of $77,500 in principal and $893.40 in interest on June 25, 2021. The Company applied for PPP2 loan forgiveness in September 2021 and received full forgiveness in October 2021. As of September 30, 2021, and December 31, 2020, the balance of the notes totaled $77,595 and $77,500, respectively.

On July 8, 2020 the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning July 2022 in the amount of $731. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of September 30, 2021 and December 31, 2020.

Maturities of long-term debt for the quarter ended September 30, 2021 are as follows:

2022	–
2023	1,502,001
2024	5,279
2025	8,682
Thereafter	134,038
Total long-term debt	$1,650,000

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

Common Stock - As of September 30, 2021 the Company had 34,750,733 shares of its common stock issued and outstanding, and on September 30, 2020 the Company had 21,952,640 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

In 2021 and 2020, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the nine months ended September 30, 2021 and 2020 was $13,064,256 and $5,952,069 respectively. During the nine months ended September 30, 2021 and 2020, there were $0 in capital distributions.

Series A Preferred Stock - As of April 30, 2019, the Series A Preferred Stock had been canceled, and no shares remain outstanding. The rights and privileges of future issuances of the Series A Preferred stock will be determined at such time if and when they are issued. As of September 30, 2021, there were 0 shares of Series A Preferred outstanding.

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

The Company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 did not apply as of September 30, 2021. The Company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 47020 and has determined that there is no beneficial conversion feature that must be accounted for as of September 30, 2021.

As of September 30, 2021, there were 8,000 shares of Series B Preferred outstanding.

Common Stock Warrants - On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions. The warrants remain outstanding as of September 30, 2021. Subsequent to the quarter end, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants. SEE NOTE 10.

On May 28, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 at $5 per share. The warrants expire on June 1, 2026. All warrants were outstanding on September 30, 2021.

On July 30th, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 at $5 per share. The warrants expire on July 26, 2026. All warrants were outstanding on September 30, 2021.

On September 22, 2021, the Company issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple Biotech, granting Purple Biotech the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During the three and nine months ending September 30, 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years.

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

In addition to the original purchase price, the Company is due an additional $2,000,000 with respect to the Product that is Vigabatrin 500mg tablets (tablets) as follows; (A) $250,000 within 30 days following the completion of all bioequivalence studies related to tablets, (B) $250,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $1,000,000 in a calendar year, (C) $500,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $5,000,000 in a calendar year, (D) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $10,000,000 in a calendar year. As of nine months ended September 30, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

Also, the Company is due an additional $1,750,000 with respect to the Product that is Vigabatrin 500mg powder for Oral Solution (powder) as follows; (A) $250,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $1,000,000 in a calendar year, (B) $500,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $5,000,000 in a calendar year, (C) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $10,000,000 in a calendar year. As of nine months ended September 30, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the nine months ended September 30, 2021 and 2020, rental expense totaled $33,750 and $32,250 respectively.

Future minimum rental payments required under the lease are as follows:

2021 (remaining 3 months)	$11,250
2022	18,750

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

Royalty Advances - In the nine months ended September 30, 2021 and 2020, the Company received royalty advances on future product sales of $0 and $250,000, respectively, from its pharmaceutical marketing partner. Interest is due on this advance and will continue to accrue at the rate of 10% until the payment is fully recouped from royalties.

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

NOTE 8 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the nine months ended September 30, 2021 and 2020, no employer contributions were made, and as of September 30, 2021 contributions to the plan will no longer be accepted as the plan is no longer active.

NOTE 9 – INCOME TAXES

For the nine months ended September 30, 2021 and 2020, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 10 – SUBSEQUENT EVENT

On October 1, 2021, the Company entered into an agreement with a Shareholder to surrender shares of Common Stock in exchange for the settlement of debt owed.

On October 20, 2021, the Company was notified by the Class A and Class B warrant holder that it is exercising its right to purchase shares of the company under its warrants.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended September 30, 2021 and 2020, and the nine months ended September 30, 2021 and 2020, included in Part I, Item 1 of this Form 10-Q.

Overview and Outlook

Coeptis Therapeutics, Inc. (“Coeptis Therapeutics”) is a holding company that conducts its current operations through its wholly-owned subsidiary Coeptis Pharmaceuticals, Inc. (“Coeptis”). We are a pharmaceutical company which owns, acquires, and develops drug products and pharmaceutical technologies which offer improvements to current therapies. Our products and technologies are intended to be commercialized in the US and worldwide markets. Since Coeptis’ inception in 2017, it has acquired and commercialized two drug products for the U S market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we are continually evaluating plans in 2021.As a result we have terminated both our license agreement and distribution agreement in regard to our Consensi product affective September 24th, 2021. Additionally, in an effort to better focus on other growth opportunities, we are winding down our focus on the Conjupri product. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction involving us and Coeptis, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform Coeptis’ current products and therapies.

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

In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with VyGen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immuno-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T cell and Natural Killer (NK) cell-based cancer therapies.

The CD38 Agreements relate to two separate Vy-Gen drug product candidates, as follows:

CD38-GEAR-NK. This Vy-Gen drug product candidate is designed to protect CD38+ NK cells from destruction by anti-CD38 monoclonal antibodies, or mAbs. CD38-GEAR-NK is an autologous, NK cell-based therapeutic that is derived from a patient’s own cells and gene-edited to enable combination therapy with anti-CD38 mAbs. We believe CD38-GEAR-NK possesses the potential to minimize the risks and side effects from CD38-positive NK cell fratricide.

Market Opportunity. We believe CD38-GEAR-NK could potentially revolutionize how CD38-related cancers are treated, by protecting CD38+ NK cells from destruction by anti-CD38 mAbs, thereby promoting the opportunity to improve the treatment of CD38-related cancers, including multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia.

Multiple myeloma is expected to be the first cancer indication targeted with CD38-GEAR-NK. The global multiple myeloma market was $19.48B in 2018 and is expected to reach $31B by 2026 [Source: Fortune Business Reports].

CD38-Diagnostic. This Vy-Gen product candidate is an in vitro diagnostic tool to analyze if cancer patients might be appropriate candidates for anti-CD38 mAb therapy. CD38-Diagnostic is an in vitro screening tool that provides the ability to pre-determine which cancer patients are most likely to benefit from targeted anti-CD38 mAb therapies, either as monotherapy or in combination with CD38-GEAR-NK. CD38-Diagnostic also has the potential to develop as a platform technology beyond CD38, to identify patients likely to benefit for broad range of mAb therapies across myriad indications.

Market Opportunity. We believe CD38-Diagnostic provides opportunity to make more cost-effective medical decisions for the treatment of B cell malignancies with high CD38 expression, including multiple myeloma, which may help to avoid unnecessary administration of anti-CD38 therapies. CD38-Diagnostic could prevent patients from being subjected to ineffective therapy and enable significant savings to healthcare systems.

CD38-Diagnostic could be offered as a companion diagnostic for determining patient suitability and likelihood of positive treatment outcomes for CD38-GEAR-NK and/or CD38 monoclonal antibody therapies.

GEAR-NK Product Overview. GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy.

Terms of the CD38 Agreements. In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. In August 2021, we entered into amendments to each of the CD38 Agreements. In connection with such amendments, we delivered promissory notes aggregating $3,250,000, with maturity dates of December 31, 2021. In connection with the two amendments, we plan to pay a cash payment of $1,000,000, and thereby be deemed to have exercised the two options. A portion of the proceeds from this offering are to apply to the payments owed to Vy-Gen. (See “Use of Proceeds”).

In the event that the promissory notes are timely paid by December 31, 2021, we will maintain our 50% ownership interest in CD38-GEAR-NK and CD38-Diagnostic, and, if the promissory notes are not timely paid by December 31, 2021, our ownership interest in CD38-GEAR-NK and CD38-Diagnostic will automatically be reduced to 20%, in which case the two promissory notes will be automatically cancelled and will no longer be due or payable.

Statera BioPharma. Coeptis executed a binding Letter of Intent (LOI) with Statera BioPharma, a clinical stage biopharmaceutical company developing immunotherapy via its proprietary AIMS platform. The LOI details a collaboration between the two companies for STAT-201, a product in development for Crohn’s disease. Coeptis is to assist Statera BioPharma in its efforts to develop and commercialize STAT-201 in adult and pediatric populations. Coeptis is to receive development fees and commercial milestones under the to-be-completed definitive agreement.

STAT-201. STAT-201 is a lower dose version of an existing FDA approved product. STAT-201 has been granted Orphan Drug designation by the FDA which provides up to 7 years of market exclusivity upon approval. The safety profile of STAT-201 has been established and clinical studies have been previously conducted showing preliminary efficacy in Crohn’s disease and other inflammatory diseases. A method of use patent was filed in 2011 and additional patents have been recently filed.

Development Strategy. Statera BioPharma is planning to initiate a 12-week, phase 3 clinical study in pediatric Crohn’s patients by year-end 2021. Upon successful completion of the study, Statera BioPharma plans to file a new drug application (NDA) with the FDA. Additional studies intended to expand the indication to pediatric Crohn’s disease are planned after approval.

Market Opportunity. There are many FDA approved products to treat Crohn’s disease, including aminosalicylates, such as Azulfidine® and Asacol®, corticosteroids and biologics, such as Humira®. Some of the disadvantages of current therapies include: high cost, frequent dosing (up to 3 doses per day) and side effects ranging from upper respiratory infection, risk of other infections, decreased immune system function, and diarrhea. In initial studies, STAT-201 exhibited mild side effects including vivid dreams, dizziness and headaches. STAT-201 will be available as an oral tablet or capsule taken once per day.

The United States market for Crohn’s disease was forecasted to be $6 Billion by 2021 [Source: Datamonitor Healthcare 2016]. A large portion of this market, approximately 60%, are the biologic drugs. It is estimated that up to 40% of Crohn’s patients may be non-responsive to biologic treatments. The target market for STAT-201 includes patients who do not tolerate and/or are considered non-responsive to biologic treatment. The market potential for STAT-201 in Crohn’s disease alone is approximately $1.4-2.4 Billion annually in the United States.

Vici Health Sciences, LLC. In partnership with Vici Health Sciences, LLC (“Vici”), we are co-developing a drug product, CPT60621 – a focus on Parkinson’s Disease. Through this partnership, Vici and Coeptis would co-develop, seek FDA approval and share ownership rights to CPT60621.

CPT60621 – a focus on Parkinson’s Disease. CPT60621 is a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). The currently approved dosage form is only available as an oral solid tablet which can be difficult to swallow for some PD patients. Per Symphony Health data, an estimated 555,000 prescriptions are dispensed per year for the oral solid tablet version alone.

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

Our Results of Operations

Revenue. To date, we have generated minimal revenue mostly from consulting arrangements and product sales. Due to the COVID-19 global pandemic and the resulting market dynamics, it is uncertain if the current marketed products can generate sufficient sales to cover expenses. If our strategic business discussions progress to agreements, we expect to generate additional revenue from collaboration partners.

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

Comparison of the three months ended September 30, 2021 and Septermber 30, 2020

Revenues. Revenues, which were generated from product sales of $0 and $9,888 recorded in the three months ended September 30, 2021 and 2020 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $1,609,097 in the three months ended September 30, 2020 to $6,947,899 in the three months ended September 30, 2021.

The increase is mainly due to higher professional services fees, as well as new requirements for D&O insurance.

General and Administrative Expenses. For the three months ended September 30, 2020 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2021 and 2022, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $183,871 for the three months ended September 30, 2020 and was $188,559 for the three months ended September 30, 2021. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2021 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during the twelve months ended December 31, 2020, with cash and cash equivalents of just $202,965. For the period ending September 30, 2021, cash and cash equivalents increased to $2,809,861 as the Company raised capital in conjunction with its private placement and merger transaction. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2021, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

Revenues. Revenues, which were generated from consulting agreements of $75,000 for the nine months ended September 30, 2021 and $30,761 for the nine months ended September 30, 2020. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $2,704,094 in the nine months ended September 30, 2020 to $ 11,347,048 in the nine months ended June 30, 2021. The increase is mainly due to higher professional services related to the merger transaction, as well as new requirements for D&O insurance.

General and Administrative Expenses. For the nine months ended September 30, 2020 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2021 and 2022, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $266,382 and $262,826 for the nine months ended September 30, 2021 and 2020, respectively. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2021 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During the three months ended September 30, 2021, we issued 2,110,329 shares of our common stock in connection with a private offering of our common stock.

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

COEPTIS THERAPEUTICS, INC.
Registrant

Date: November 15, 2021	By: /s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: November 15, 2021	By: /s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer, Principal Financial an Accounting Officer

