Form 10-K
period 2021-12-31
Coeptis Therapeutics Inc.
filed 2022-03-11
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-56194

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $4.50 as reported on the OTCQB PINK was: $32,131,818.

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 37,966,063 shares of $0.0001 par value common stock outstanding, and 8,000 shares of class B preferred stock, in each case as of March 11, 2022.

Coeptis Therapeutics, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

PRESENTATION OF FINANCIAL AND OTHER INFORMATION

On February 12, 2021, Coeptis Therapeutics, Inc. (“Coeptis”, ‘‘we’’, ‘‘us’’ or the “Company”), formerly Vinings Holdings, Inc., acquired Coeptis Pharmaceuticals, Inc. (“Coeptis Pharma”) in an all-stock transaction. The acquisition of Coeptis Pharma was accomplished through a reverse merger of our wholly owned subsidiary Coeptis Acquisition Sub, Inc. with and into Coeptis Pharma, with Coeptis Pharma determined to be the accounting acquirer of us. As such, the historical financial statements of the registrant for period prior to February 12, 2021 are those of Coeptis Pharma and, in connection with the acquisition, Coeptis Pharma’s equity was exchanged for shares of our common stock. The acquisition of Coeptis Pharma was treated as a “reverse merger.” Unless otherwise stated or the context otherwise requires, the historical business information described in this Annual Report on Form 10-K prior to consummation of the acquisition of Coeptis Pharma is that of Coeptis Pharma and, following consummation of the acquisition of Coeptis Pharma, reflects business information of us and Coeptis Pharma on a consolidated basis.

This report includes our audited financial statements as at and for the twelve-month period ended December 31, 2021. This report also includes our audited financial statements as at and for the twelve-month period ended December 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KT contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding our expectations and projections regarding future developments, operations and financial conditions, and the anticipated impact of our acquisitions, business strategy, and strategic priorities. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions. Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	adverse impacts from the pandemic involving the novel coronavirus known as COVID-19;
•	We may not be able to successfully implement our growth strategy on a timely basis or at all;
•	We may have difficulties managing our anticipated growth, or we may not grow at all;
•	We have a history of losses, we expect to incur losses in the future and we may not be able to achieve or maintain profitability;

•	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business;
•	We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates;
•	We may encounter difficulties in managing our growth, which could adversely affect our operations;
•	We need to obtain financing in order to continue our operations;
•	The drug development and approval process is uncertain, time-consuming and expensive;
•	Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us;
•	Federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any;
•	The regulatory approval process is costly and lengthy, and we may not be able to successfully obtain all required regulatory approvals;
•	Healthcare reform measures could adversely affect our business;
•	Protecting and defending against intellectual property claims may have a material adverse effect on our business;
•	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer;
•	There is a substantial doubt about our ability to continue as a going concern; and
•	the other risks identified in this Annual Report on Form 10-K including, without limitation, those under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may updated from time to time in our other filings with the SEC.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-KT and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-KT. We qualify all of our forward-looking statements by these cautionary statements.

NOTE REGARDING TRADEMARKS

We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. Each trademark or trade name of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by such other company. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I

ITEM 1. BUSINESS

History

We were originally incorporated in the State of Colorado in 1996 under the name Nelx Marketing Inc., and then changed our name to Mind 2 Market, Inc. (1996), then to Health Partnership, Inc. (2005), then to Naerodynamics, Inc. (2008). In January 2020, our company redomiciled to the State of Delaware and changed corporate name to NDYN Merger Corp. In February 2020, NDYN Merger Corp. enacted a Holding Company Reorganization pursuant to Section 251(g) of the Delaware General Corporation Law and, in connection therewith, changed our corporate name to Vinings Holdings, Inc. Effective July 12, 2021, our corporate name changed to “Coeptis Therapeutics, Inc.” and our trading symbol changed to “COEP.”

Reverse Merger Transaction. On February 12, 2021, Coeptis Acquisition Sub, Inc. (“Acquisition Corp.”), a wholly-owned subsidiary of our company, merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc., a Delaware corporation (“Acquired Coeptis”). Acquired Coeptis was the surviving corporation of that Merger. As a result of the Merger, our company acquired the business of Acquired Coeptis and now continues the existing business operations of Acquired Coeptis as a wholly-owned subsidiary. Simultaneously with the closing of the Merger, all of the issued and outstanding shares of Acquired Coeptis common stock converted, on a 1-for-1 basis, into shares of the company’s common stock. As of the closing of the Merger, there were no Acquired Coeptis options or warrants outstanding to purchase shares of Acquired Coeptis common stock.

Prior to the Merger, our company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Descriptions of our company’s business in this Annual Report of Form 10-K relate to the historical business operations of Acquired Coeptis, unless the context requires otherwise.

Acquired Coeptis. Coeptis Pharmaceuticals, Inc. (Acquired Coeptis) was formed in November 2018, and its sole subsidiary, Coeptis Pharmaceuticals, LLC, was formed in July 2017. Through our subsidiaries, we focus on the development and/or acquisition of pharmaceutical products and technologies which offer improvements to current therapies, thereby improving patient outcomes.

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

Collaborations for Product Development – Research and Development

Vy-Gen Bio, Inc. In May 2021, we entered into two exclusive option agreements (the “CD38 Agreements”) relating to separate technologies (described below) designed to improve the treatment of CD38-related cancers (e.g., multiple myeloma, chronic lymphocytic leukemia, and acute myeloid leukemia) with VyGen-Bio, Inc. (“Vy-Gen”), a majority-owned subsidiary of Vycellix, Inc., a Tampa, Florida-based private, immuno-centric discovery life science company focused on the development of transformational platform technologies to enhance and optimize next-generation cell and gene-based therapies, including T cell and Natural Killer (NK) cell-based cancer therapies. In August 2021, we exercised those two options and acquired a 50% ownership interest in such technologies, with the ownership interest scalable down to 20% under certain circumstances. In December 2021, we completed our purchase of the 50% ownership interest in the CD38-Diagnostic and adjusted the downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%.

The CD38 Agreements relate to two separate Vy-Gen drug product candidates, as follows:

–	CD38-GEAR-NK. This Vy-Gen drug product candidate is designed to protect CD38+ NK cells from destruction by anti-CD38 monoclonal antibodies, or mAbs. CD38-GEAR-NK is an autologous, NK cell-based therapeutic that is derived from a patient’s own cells and gene-edited to enable combination therapy with anti-CD38 mAbs. We believe CD38-GEAR-NK possesses the potential to minimize the risks and side effects from CD38-positive NK cell fratricide.

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

–	CD38-Diagnostic. This Vy-Gen drug product candidate is an in vitro diagnostic tool to analyze if cancer patients might be appropriate candidates for anti-CD38 mAb therapy. CD38-Diagnostic is an in vitro screening tool that is intended to provide the ability to pre-determine which cancer patients are most likely to benefit from targeted anti-CD38 mAb therapies, either as monotherapy or in combination with CD38-GEAR-NK. Our management believes that CD38-Diagnostic also has the potential to develop as a platform technology beyond CD38, including to identify patients likely to benefit for broad range of mAb therapies across a myriad of indications.

Market Opportunity. We believe CD38-Diagnostic provides opportunity to make more cost-effective medical decisions for the treatment of B cell malignancies with high CD38 expression, including multiple myeloma, which may help to avoid unnecessary administration of anti-CD38 therapies. CD38-Diagnostic is anticipated to reduce the number of patients that are subjected to ineffective therapy and to potentially result in significant savings to healthcare systems.

CD38-Diagnostic is viewed as a potential companion diagnostic for determining patient suitability and likelihood of positive treatment outcomes for CD38-GEAR-NK and/or CD38 monoclonal antibody therapies.

GEAR-NK Product Overview. GEAR-NK is an autologous, gene-edited, natural killer cell-based therapeutic development platform that allows for modified NK cells to be co-administered with targeted mAbs, which, in the absence of the GEAR-NK, would otherwise be neutralized by mAb therapy.

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD038 Agreements. In connection with the two amendments, we delivered to VyGen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and also entered into an amendment of the CD038-GEAR-NK promissory note to extend the maturity date to March 31, 2022 and to increase the scalable downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%. Pursuant to the CD038-GEAR-NK amendment, if the promissory note is timely paid by March 31, 2022, Coeptis will maintain its 50% ownership interest in the CD38-GEAR-NK product candidate, and if the CD38-GEAR-NK promissory note is not timely paid by March 31, 2022, Coeptis’ ownership interest in such assets will automatically be reduced to 25% and the promissory note will be automatically cancelled and will no longer be due or payable. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to the our Current Report on Form 8-K dated December 27, 2021.

In connection with the Vy-Gen relationship and the Company’s ownership in the two product candidates described above, in December 2021 the Company and Vy-Gen entered into a co-development and steering committee agreement. The co-development and steering committee agreement provides for the governance and economic agreements between the Company and Vy-Gen related of the development of the two Vy-Gen drug product candidates and the revenue sharing related thereto, including each company having a 50% representation on the steering committee and each company receiving 50% of the net revenues related to the Vy-Gen product candidates (scalable downward to 25% for the CD38-GEAR-NK as described above). Details of the co-development and steering committee agreement are summarized in our Current Report on Form 8-K dated December 27, 2021, including Exhibits 4.1 and 4.2 thereto.

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

Vici Health Sciences, LLC. In 2019, Coeptis entered into a co-development agreement with Vici Health Sciences, LLC (“Vici”). Through this partnership, Vici and Coeptis would co-develop, seek FDA approval and share ownership rights to CPT60621, a novel, ready to use, easy to swallow, oral liquid version of an already approved drug used for the treatment of Parkinson’s Disease (PD). As Coeptis continues to direct its operational focus towards the Vy-Gen opportunities previously described, we have recently stopped allocating priority resources to the development of CPT60621. Coeptis and Vici are currently in negotiations in which Vici intends to buy-out most or all of Coeptis’ remaining ownership rights.

Sales and Marketing

We currently do not have in-house commercial capabilities required to market and distribute FDA-approved products. Therefore, we will be required to partner with firms who are capable of conducting all sales, marketing, distribution, contracting and pricing for our future products. There is no assurance that we will be able to secure the services of such a firm or that any such firm will be able to achieve sales expectations.

Our Growth Strategy

To achieve our goals, Coeptis intends to deploy an aggressive, four-pronged, growth strategy listed below that we believe will help us maximize our success and deleverage some of the risk of finding, solely developing and funding our own products.

Strategic Partnerships – We will focus on expanding our existing pipeline through establishing strategic partnerships with companies that have interesting products and technologies. We intend to focus on novel, early-stage and preclinical assets in a variety of therapeutic areas, including oncology and autoimmune diseases. In connection with our strategic partnership growth strategy, as discussed elsewhere herein, we recently entered into two option purchase agreements regarding a co-development opportunity for two early-stage product candidates, as disclosed in and discussed in our Current Report on Form 8-K that was filed on May 11, 2021.

Business Development – We will continue to seek to for acquisition, investment or partnering novel products and technologies that we believe will improve patient outcomes. We will seek to identify companies with products and technologies that are seeking assistance in developing and commercializing these assets. We will assess the commercial market opportunities for all potential products and technologies to determine if there are enough advantages to allow them to be viable, if they are developed.

Commercial Development – A key focus of our company is to participate and assist in the commercial development activities of its assets with our strategic partners. Commercial development activities may include, but are not limited to, clinical development, CMC manufacturing, supply chain management, market research, healthcare economics, market access, sales/marketing, and commercial launch strategies.

Portfolio Optimization – We will continue to evaluate, prioritize, optimize, and make appropriate changes in our pipeline portfolio as market development dynamics and/or product opportunities change. For example, it may be a strategic business decision for us to divest certain products and/or agreements to other companies so it can best focus on its core assets.

Employees

Currently, we have five employees, of which four are full-time employees, and one is a part-time employee. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

Certain of our employees have been reporting to work remotely due to the COVID-19 outbreak. Our operations or productivity may continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Available Information

We file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (“SEC”) that are publicly available through the SEC’s website at www.sec.gov. Our SEC filings will also be available free of charge through the home page of our website https://coeptistx.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10-KT, including our consolidated financial statements and notes thereto, and in our other public filings with the SEC. The risk factors discussed below cover not only our current products, product candidates and relationships, but also the risks we expect to encounter when and if we add new product candidates and approved products to our proprietary portfolio, which new products, if added, we expect to be a various stages of pre-clinical and perhaps clinical development. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Company

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

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows. We have incurred significant losses in prior periods. For the twelve months ended December 31, 2021, we incurred a net loss of $13,449,280 and, as of that date, we had an accumulated deficit of $27,550,126. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

To date, we have generated only minimal product revenue. We expect that planned our product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will be required to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and experience negative cash flow from operations at least through the end of 2023 or longer. We cannot be certain that we will ever achieve profitability or that, if profitability is achieved, that it will be maintained. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected and we may be unable to continue operations.

We will not be able to generate meaningful product revenue unless and until one of our product candidates or co-development products successfully completes clinical trials and receives regulatory approval. As some of our current and projected future product candidates or co-development products are, and we expect will be, at an early proof-of-concept stage, we do not expect to receive revenue from any of these products for several years, if at all. We intend to seek to obtain revenue from collaboration or licensing agreements with third parties. We recently shifted our operational focus away from Conjupri and Consensi, in order to focus our efforts on our other product opportunities described elsewhere in this Annual Report on Form 10-K. We expect that we will need to rely on key third-party agreements, in order to be in a position to realize material revenues in the future, and we may never enter into any such agreements or realize material, ongoing future revenue. Even if we eventually generate revenues, we may never be profitable, and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If we are unable to manage future expansion effectively, our business may be adversely impacted. In the future, we may experience rapid growth in our business, which could place a significant strain on our operations, in general, and our internal controls and other managerial, operating and financial resources, in particular. If we are unable to manage future expansion effectively, our business would be harmed. There is, of course, no assurance that we will enjoy rapid development in our business.

We currently depend on the efforts of one of our executive officers; the loss of this officer could disrupt our operations and adversely affect the development of our business. Our success in effectuating our business plan will depend, primarily, on the continued service of our CEO and President, David Mehalick. We have just recently entered into an employment agreement with Mr. Mehalick. (See “Executive Compensation”). The loss of service of Mr. Mehalick, for any reason, could seriously impair our ability to effectuate our business plan, which could have a materially adverse effect on our business and future results of operations. We have not purchased any key-man life insurance.

If we are unable to recruit and retain key personnel, our business may be harmed. If we are unable to attract and retain key personnel, our business may be harmed. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to our key employees could adversely affect our long-term strategic planning and execution.

Our business plan is not based on independent market studies. We have not commissioned any independent market studies concerning our business plans. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our management. If these assumptions prove to be incorrect, we may not be successful in our business operations.

Our Board of Directors may change our policies without shareholder approval. Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our Board of Directors or officers to whom our Board of Directors delegate such authority. Our Board of Directors will also establish the amount of any dividends or other distributions that we may pay to our shareholders. Our Board of Directors or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without shareholder vote. Accordingly, our shareholders will not be entitled to approve changes in our policies, which policy changes may have a material adverse effect on our financial condition and results of operations.

We need to obtain financing in order to continue our operations. On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand will be sufficient to meet our short-term financial requirements into the 2nd quarter of 2022 assuming that we elect not to pursue strategic transactions prior to that time. However, we will require additional funds if we want to fully implement our business plan and growth strategy. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or clinical programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

In addition, our research and development expenses could exceed our current expectations. This could occur for many reasons, including:

•	some or all of our product candidates and co-development candidates fail in clinical or preclinical studies and we are forced to seek additional product candidates;
•	our product candidates and co-development candidates require more extensive clinical or preclinical testing than we currently expect;
•	we advance more of our product candidates and co-development candidates than expected into costly later stage clinical trials;
•	we advance more preclinical product candidates and co-development candidates than expected into early-stage clinical trials;
•	we are required, or consider it advisable, to acquire or license rights from one or more third parties; or
•	we determine to acquire or license rights to additional product candidates and co-development candidates or new technologies.

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

We currently do not have sufficient cash to fully implement our business plan. We have experienced a lack of adequate capital resources causing us to be unable to fully implement our full business plan. We believe that we need to raise or otherwise obtain additional financing beyond our current cash position in order to satisfy our existing obligations and fully implement our business plan. We do not expect to have positive cash flow until the end of 2023 or longer. If we are not successful in obtaining additional financing, we will not be able to fully implement our business plan and we may not be able to continue our operations.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses. We began our business in 2017 and have a limited operating history. Although we have enlisted the assistance of pharmaceutical experts, our lack of experience may cause us to encounter unforeseen problems that could have a material adverse effect on our business and financial condition. Further, there is limited historical financial information upon which to base an evaluation of our performance.

The drug development and approval process is uncertain, time-consuming and expensive. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We, or our co-development partners, must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

We will be required to sustain and further build our intellectual property rights. We do not currently have any intellectual property rights in our name in respect of our current assets, and instead have rights in respect of our current assets through agreements with third parties. We intend to fully protect any product, formulation and process that we develop with appropriate intellectual property registrations. If we fail to sustain and further build our direct and indirect intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Our future patents and patent applications, even if granted, may not protect us against our competitors. Patent positions generally, including those of other pharmaceutical and biotechnology companies, are or will be generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our direct or indirect patent rights from time to time if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

We will be required to comply with our obligations in our intellectual property licenses and other agreements with third parties. If we fail to comply with our obligations in our intellectual property licenses and other agreements with third parties, we could lose license rights that are important to our business. We are not currently party to any intellectual property license agreement with any third parties, but we anticipate that in-licensing and co-development will be strategies that we utilize as we continue to pursue our growth strategy. We expect to enter into licenses and co-development and other agreements in the future, and we expect these agreements to impose, various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

Our competitors and potential competitors may develop products and technologies that make ours less attractive or obsolete. Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we or our co-development partners are able to for our products. They could develop products that would render our product candidates and co-development candidates, and those of our collaborators, obsolete and noncompetitive. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

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

Other risks and uncertainties include:

•	our ability to successfully complete preclinical and clinical development of our products and services.
•	our ability to manufacture sufficient amounts of products for development and commercialization activities.
•	our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products and services.
•	the scope, validity and enforceability of patents and other proprietary rights held by third parties and their impact on our ability to commercialize our products and services.
•	the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections.
•	market acceptance of our products and services.
•	our ability to identify new patients for our products and services.
•	the accuracy of our information regarding the products and resources of our competitors and potential competitors.
•	the content and timing of submissions to and decisions made by the US Food and Drug Administration (FDA) and other regulatory agencies.
•	our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage.
•	our ability to establish and maintain strategic license, collaboration and distribution arrangements.
•	the continued funding of our collaborations and joint ventures, if any are ultimately established.
•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operation of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

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

Risks Related to Regulation

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

Risks Related to Our Organization and Structure

Our holding company structure makes us dependent on our subsidiaries for our cash flow and could serve to subordinate the rights of our shareholders to the rights of creditors of our subsidiaries, in the event of an insolvency or liquidation of any such subsidiary. Our company acts as a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Such subsidiaries will be separate and distinct legal entities. As a result, substantially all of our cash flow will depend upon the earnings of our subsidiaries. In addition, we will depend on the distribution of earnings, loans or other payments by our subsidiaries. No subsidiary will have any obligation to provide our company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before our company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

Risks Related to Our Securities

We may seek capital that may result in shareholder dilution or that may have rights senior to those of our common stock. From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other factors, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, which could negatively affect the market price of our common stock or cause our shareholders to experience dilution.

We do not intend to pay dividends on our common stock. We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive cash, stock or other dividends on their shares of our common stock, until we have funds which our Board of Directors determines can be allocated to dividends.

Because we became public pursuant to a “reverse merger” transaction, we may not be able to attract the attention of brokerage firms. Additional risks may exist, since we became public pursuant to a “reverse merger” transaction. Securities analysts of brokerage firms may not provide coverage of us, since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf, in the future.

Our common stock has been, and may in the future be, a “Penny Stock” and subject to specific rules governing its sale to investors. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to our Common Stock, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

There is minimal trading activity in our common stock and there is no assurance that an active market will develop in the future. Although our common stock is currently quoted on the OTC Pink marketplace of OTC Link (an interdealer electronic quotation system operated by OTC Markets Group, Inc.) under the symbol “COEP”, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market for our common stock may be volatile. The market price of our common stock may fluctuate substantially and will depend on a number of factors many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of pharmaceutical and biotechnology stocks;
•	changes in operating performance and stock market valuations of other pharmaceutical and biotechnology companies generally, or those in our industry in particular;
•	sales of shares of our Common Stock by us or our shareholders;
•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud, and, consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock. We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

Our Certificate of Incorporation allows for our board to create new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common stock. Our board of directors has the authority to issue shares of our preferred stock, with such relative rights and preferences as the board of directors may determine, without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which may, unless certain criteria are met, prohibit large shareholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

The outstanding shares of our Series B Convertible Preferred Stock could limit current and future owners of our common stock from influencing any corporate decision. Our Chairman, CEO and President, David Mehalick, as the owner of 100% of all outstanding shares of our Series B Convertible Preferred Stock, will have significant influence on the management and affairs of our company, as well as matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. Each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to the number of votes equal to 1,000 shares of our common stock for each share of Series B Convertible Preferred Stock. Except as provided by law, or by the provisions establishing any other series of our Preferred Stock, holders of Series B Convertible Preferred Stock and of any other outstanding series of Preferred Stock shall vote on an as-converted basis together with the holders of our common stock as a single class.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal place of business is located at 105 Bradford Street, Suite 420, Wexford, Pennsylvania 15090, which we lease. The lease is scheduled to expire on May 31, 2024.

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

Market Information

Our common stock is listed on the OTC PINK under the symbol “COEP.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on the OTC PINK on December 31, 2021 was $4.05 per share.

Holders of Common Stock

As of March 11, 2022, we had 37,966,063 shares of our common stock issued and outstanding, and there were 459 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay cash dividends, including restrictions contained in any credit agreements (if any), and other factors our board of directors may deem relevant. Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. See “Risk Factors—Risks Related to our Securities—We do not intend to pay dividends on our Common Stock.”

Our Series B Preferred Stock do not rank senior to the shares of our common stock with respect to dividend rights.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have an equity incentive plan in place but intends to put one in place in 2022.

Recent Sales of Unregistered Securities

Merger Issuances. On February 12, 2021, as part of the acquisition by way of reverse merger described elsewhere in this Annual Report on Form 10-K, we issued shares of our common stock to the former Coeptis stockholders. These shares were issued in reliance upon an exemption from registration provided by Section 506(b) of Regulation D.

2021 Private Placement. On November 17, 2021, we completed a private placement (the “2021 Private Placement”), in which we sold 5,827,324 shares of our common stock in reliance on an exemption from registration under the Securities Act. The gross proceeds from the 2021 Private Placement were approximately $8.7 million, which we used for general corporate purposes.

Current Reg A Offering. On December 6, 2021, we launched an offering of our common stock pursuant to Tier 2 of Regulation A of the United States Securities and Exchange Commission, pursuant to which we sold 0 and 91,999 shares of our common stock a price per share of $3.00 at December 31, 2021 and March 11, 2022, respectively.

Warrant Issuances:

On November 23, 2020, pre-Merger, the Company issued a class A and a class B warrant to Coral Investment Partners, LP, with each warrant granting the right to purchase 500,000 shares of common stock at a price of $2 per share under the Class A warrant and the right to purchase 500,000 shares of common stock at a price of $5 per share under the Class B warrant.

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

On September 22, 2021, the Company issued a warrant in conjunction with the termination of a license right with Purple Biotech, Ltd., granting Purple Biotech the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments.

Between November 2021 and January 2022, the Company issued warrants in exchange for professional services, granting the warrant holders the right to purchase (subject to vesting in certain cases) in the aggregate up to 4,195,100 shares at an average exercise price of approximately $1.50 per share.

Description of our Capital Stock

Description of Common Stock

The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders, including the election of directors. Generally, all matters to be voted on by shareholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock (including our common stock underlying the Series B Convertible Preferred Stock) that are present in person or represented by proxy. Except as otherwise provided by law, amendments to our Certificate of Incorporation generally must be approved by a majority of the votes entitled to be cast by all outstanding shares of our common stock (including our common stock underlying the Series B Convertible Preferred Stock). Our Certificate of Incorporation does not provide for cumulative voting in the election of directors. Holders of our common stock will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Holders of our common stock have no preemptive rights to purchase shares of our common stock. The issued and outstanding shares of our common stock are not subject to any redemption provisions and are not convertible into any other shares of our capital stock. Upon our liquidation, dissolution or winding up, the holders of our common stock (including our common stock underlying the Series B Convertible Preferred Stock) will be entitled to receive pro rata all assets available for distribution to such holders.

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

Series A Preferred Stock

As of December 31, 2020, there were no shares of Series A Preferred outstanding, and we have no intention of issuing any Series A Preferred Stock in the near future. The following summary is based on the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock. The summary is qualified in its entirety by reference to the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock that is included as Exhibit 4.1 to the Company’s Form 10 that was filed with the SEC on August 11, 2020.

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

Series B Convertible Preferred Stock

The Company has designated 2,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.0001 per share. As of December 31, 2021, there were 8,000 shares of Series B Preferred outstanding. The summary is qualified in its entirety by reference to the Certificate of Designation, Preferences and Rights of the Series B Preferred Stock that is included as Exhibit 4.2 to the Company’s Form 10 that was filed with the SEC on August 11, 2020.

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

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described elsewhere in this Annual Report.

When we use works like “Coeptis,” “we,” “us”, “our,” the “company” and words of the like in this Section, unless otherwise indicated, we are referring to the operations of us and our wholly-owned subsidiary Coeptis Pharma.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced Managements Discussion and Analysis of Financial Condition and Results of Operations disclosure.
•	Reduced disclosure about our executive compensation arrangements.
•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of these reduced reporting burdens herein, and the information that we provide may be different than what you might get from other public companies in which you hold stock.

Overview and Outlook

Our company, Coeptis Therapeutics, Inc. (“Coeptis Therapeutics”), is a holding company that conducts its current operations through its wholly-owned subsidiary Coeptis Pharmaceuticals, Inc. (“Coeptis”). We are a pharmaceutical company which owns, acquires, and develops drug products and pharmaceutical technologies which offer improvements to current therapies. Our products and technologies are intended to be commercialized in the US and worldwide markets. Since Coeptis’ inception in 2017, it has acquired and commercialized two drug products for the U S market, which were approved as 505b2 applications. These anti-hypertension products were launched into the US market during 2020 through a marketing partner. At launch, the sales and promotional efforts were significantly impeded by the limitation of the global pandemic and as such, we have since abandoned all activities and ownership pertaining to both products. We also began the development of several ANDA products which we divested in 2019 to a larger generic pharmaceutical drug manufacturer, and have moved away from focusing on the commercialization of generic products. In early 2021, we entered into strategic partnerships to co-develop improved therapies for the auto-immune and oncology markets. Following the reverse merger transaction involving us and Coeptis, we continue to focus on identifying and investing resources into innovative products and technologies which we believe will significantly transform Coeptis’ current products and therapies.

During 2020 and continuing through 2021, Coeptis faced several operational challenges related to the COVID-19 global pandemic, which we continue to work to overcome. The launch of both 5050b2 products was impacted because of various COVID-19 limitations, most notably field sales personnel were not able to make healthcare provider visits in person; thereby limiting the awareness of the availability of these products. We explored and implemented several non-personal promotion efforts, but given the global limitations and dynamics, it was challenging to achieve expected sales. We have since abandoned all activities and ownership pertaining to both products.

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

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD038 Agreements. In connection with the two amendments, we delivered to VyGen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and also entered into an amendment of the CD038-GEAR-NK promissory note to extend the maturity date to March 31, 2022 and to increase the scalable downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%. Pursuant to the CD038-GEAR-NK amendment, if the promissory note is timely paid by March 31, 2022, Coeptis will maintain its 50% ownership interest in the CD38-GEAR-NK product candidate, and if the CD38-GEAR-NK promissory note is not timely paid by March 31, 2022, Coeptis’ ownership interest in such assets will automatically be reduced to 25% and the promissory note will be automatically cancelled and will no longer be due or payable. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to the our Current Report on Form 8-K dated December 27, 2021.

In connection with the Vy-Gen relationship and the Company’s ownership in the two product candidates described above, in December 2021 the Company and Vy-Gen entered into a co-development and steering committee agreement. The co-development and steering committee agreement provides for the governance and economic agreements between the Company and Vy-Gen related of the development of the two Vy-Gen drug product candidates and the revenue sharing related thereto, including each company having a 50% representation on the steering committee and each company receiving 50% of the net revenues related to the Vy-Gen product candidates (scalable downward to 25% for the CD38-GEAR-NK as described above). Details of the co-development and steering committee agreement are summarized in our Current Report on Form 8-K dated December 27, 2021, including Exhibits 4.1 and 4.2 thereto.

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

We are working closely with Statera on near- and longer-term development strategy and timelines for clinical trials and subsequent FDA filings.

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

As we continue to direct our operational focus towards the Vy-Gen opportunities described elsewhere herein, we have recently shifted away from allocating priority resources to CPT60621.

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

In General.

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

Research and Development Costs. Research and developments costs will continue to be dependent on the strategic business collaborations and agreements will are anticipating in the future. We expect development costs to increase to support our new strategic initiatives.

Comparison of the twelve months ended December 31, 2021 and December 31, 2020.

Revenues. Revenues, which were generated from consulting services of $75,000 and $14,561 recorded in the twelve months ended December 31, 2021 and 2020 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses.

Overview. Operating expenses increased from $5,927,947 in the twelve months ended December 31, 2020 to $14,308,066 in the twelve months ended December 31, 2021. The increase is mainly due to higher professional services fees, as well as new requirements for D&O insurance.

General and Administrative Expenses. For the twelve months ended December 31, 2020 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2022, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $148,192 for the twelve months ended December 31, 2020 and was $187,133 for the twelve months ended December 31, 2021. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2022 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Condition, Liquidity and Capital Resources

At December 31, 2021. Our company had limited financial resources during the twelve months ended December 31, 2020, with cash and cash equivalents of just $202,965 at December 31, 2020. Cash and cash equivalents was increased significantly at December 31, 2021 to $2,179,558, as we raised capital in connection with a private placement that terminated in December 2021. We continue to operate a minimal infrastructure, in order to maintain our ability to fund operations, keep full focus on all product development targets and to stay current with all of our scientist consultants, legal counsel and accountants. During 2022, we believe that the ability to raise capital through equity transactions will increase liquidity and enable the execution of our management’s operating strategy.

At December 31, 2020. At December 31, 2020, we had cash and cash equivalents of $202,965. On such date we did not possess sufficient working capital to fund our planned operations. During the year ended December 31, 2020, we borrowed funds from two of Coeptis’ former shareholders in the aggregate amount of $1 million (which amounts were subsequently converted into equity and are no longer outstanding debt obligations of our company). After deploying these funds, we had accumulated an accounts payable balance of $1,623,840 at December 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective, due to the material weakness described below. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses, as of December 31, 2021:

1.	The Company has not designed or implemented a system of internal controls. As a result, the Company does not have (i) segregation of duties and evidence of fiduciary oversight related to the financial statement close process, cash disbursements process, contract approval process and time and expense reimbursement process; (ii) formally documented accounting policies and procedures that are effective and consistently applied in accordance with GAAP; and (iii) effective controls and resources to address the accounting requirements for new accounting pronouncements.

2.	The Company’s financial statement close process and disclosure controls and procedures, including the secondary review and approval of financial information generated to prepare the consolidated financial statements, and the lack of integration of the underlying IT systems used to consolidate the Company’s subsidiaries, are ineffective. As a result, the Company has been unable to close its books or fulfill its SEC reporting requirements in a timely manner.

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

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers, non-executive officers and directors and hold the positions set forth opposite their name.

Name	Age	Position(s)
David Mehalick	53	Chairman of the Board of Directors, CEO and President

Christine Sheehy	54	Director, Chief Financial Officer and Secretary

Daniel Yerace	39	Director, Vice President of Operations

Michael Handley	50	Director

Dave Mehalick – Director, President and Chief Executive Officer: Mr. Mehalick is a successful executive with a career spanning over 30 years across a variety of industries including life sciences, technology, financial services, military contracting, entertainment, and consumer products. His career has allowed him deep immersion into all facets of executive management notably mergers and acquisitions, corporate finance, C- Suite management, product development and licensing, partnerships, product commercialization, and corporate communications. Mr. Mehalick has assisted and managed several organizations towards successful investor monetization across all aspects of company evolution resulting in billions of dollars in transactions and financings. Currently, Mr. Mehalick is our Chairman, Chief Executive Officer and President, and one of our co-founders. He has been involved in several companies in a variety of positions and functions prior to Coeptis spanning many different industries. Mr. Mehalick began his career in the financial services industry in the wealth management area before transitioning to investment banking in the early 2000’s. He held positions of Vice President and Senior Vice President at multiple firms notably First Union Capital Markets, Gruntal and Co. and Ferris Baker Watts. He then began working earnestly with companies to assist them in all aspects of growth. He was a founding partner in American Defense Systems, a military contractor designing lightweight antiballistic armor and hardening systems for transportation and solid structures. After procuring several military contracts, the company grew revenues to a point that they became public on the AMEX stock exchange. Throughout his career Mr. Mehalick was involved in numerous similar situations either in a management or consultant role to allow strong returns for shareholders via acquisitions or public strategies.

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

Michael Handley - Director: Michael Handley serves as a Director and member of the Company’s Board of Directors. Mr. Handley is a successful life science business professional with over 23 years of cross-functional experience in drug/device commercialization, operations, mergers/acquisitions, regulatory/clinical affairs, venture formation/financing, market development and partnering/licensing. Mr. Handley has successfully assisted or led in the global commercialization of seventeen devices or drugs that account for over three billion dollars of sales annually. He has experience successfully leading management teams in a variety of capacities in high growth organizations and has secured millions of dollars in venture capital. Currently, Mr. Handley is serving as Chief Executive Officer and Director of Statera BioPharma, Inc. (formerly Cytocom, Inc.), a clinical-stage biopharmaceutical company developing novel small molecule immunotherapies targeting autoimmune, inflammatory, infectious diseases and cancers. Prior to Cytocom, Mr. Handley was the CEO and Director of Armis Biopharma (aka CHD Biosciences), a multi-product development-stage healthcare company that has created a technology platform for the prevention and treatment of topical infectious disease. In his role with Armis, Mr. Handley was responsible for day-to-day operations, executing a profitable growth strategy, obtaining global product approvals, overseeing intellectual property strategy, product commercialization, business development and financing. Prior to his work at Armis, Mr. Handley served in senior management roles at multiple life science companies. Specifically, Mr. Handley was one of the founders and on the management team of Vessix Vascular, Inc. in Laguna Hills California from 2011 to 2012. As a result of his work at Vessix Vascular the company was acquired for $435M by Boston Scientific. Before his time at Vessix Vascular, Mr. Handley was Global Head of Regulatory at Acclarent (that was acquired by Johnson & Johnson) from 2010 – 2011 and assisted in the integration of the $785M acquisition of Acclarent and their five product lines and driving the global revenue growth of the Ethicon franchise for ENT products. Prior to working with Acclarent/J&J, Mr. Handley was the Global Vice President of Regulatory Affairs and Chief Compliance Officer at Spectranetics Corporation, a NASDAQ listed (SPNC) medical device company specializing in laser treatments of blocked arteries and removal of pacemaker leads from 2007 to 2010. Before his time at Spectranetics, Mr. Handley was the CEO and Vice President of Business development, Quality and Regulatory at a privately funded biosciences technology company, Accelapure Corporation, from 2005 – 2007. Mr. Handley expanded his executive skill set as a Senior Management Consultant in the healthcare field at Pittiglio Rabin Todd & McGrath (PRTM) (now PricewaterhouseCoopers) from 2004-2005. As a Senior Principal at PRTM, Mr. Handley assisted Genentech in the successful launch of Avastin (a multi-billion dollar bio-oncology drug) and Tarceva (a multi-million dollar cancer small molecule drug) and assisted in the successful commercial launch for these drug franchises.

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

Scientific and Clinical Advisory Board

We currently have a scientific and advisory board comprised of the following three persons who are leading scientists in cell and gene therapy:

Evren Alici M.D., PhD. Dr. Alici is the Head of the Gene and Cell Therapy Group, Division of Hematology, Department of Medicine, Karolinska Institutet (“KI”), Karolinska University Hospital. As a senior researcher and group leader in Hematology at KI, Department of Medicine, he also serves as co-director of NextGenNK, an international Competence Center for the development of next-generation NK cell-based cancer immunotherapies based at KI. Dr. Alici received his M.D. and did his residency at the Ege University, Turkey. He earned his Ph.D. in 2006 at KI. Dr. Alici’s main research interests are novel approaches to generating universal cells including allogeneic NK cells, multiple myeloma, lentiviral and retroviral gene transfer, stem cell transplantation and immunology. Dr. Alici participated in the planning and design of the first clinical study with gene-modified cells in Sweden and authored the final publication. Additionally, he was also responsible for the first-in-man autologous NK cell therapy clinical trial that was classified as advanced therapy medicinal product use. Dr. Alici is affiliated with VyGen-Bio.

Hans-Gustaf Ljunggren M.D., PhD. Professor Ljunggren is the former Dean of Research at Karolinska Institutet and founder of the Center for Infectious Medicine, Department of Medicine, Karolinska Institutet, Karolinska University Hospital and has functioned as Dean of Research at KI. He is a member of the Nobel Assembly at KI, which awards the Nobel Prize in Physiology or Medicine. Professor Ljunggren earned his medical and doctoral degrees at KI and also serves as Center Director of NextGenNK, an international Competence Center for the development of next-generation NK cell-based cancer immunotherapies based at KI. In 2001, he was appointed Professor of Infection Medicine and Director of the Center for Infectious Medicine (CIM), a Strategic Research Center at the Department of Medicine, and has authored over 300 articles within the fields of immunology, infectious diseases and cancer and been cited more than 40,000 times. Professor Ljunggren has been a member of the organizing or scientific committees of numerous international conferences and has had multiple national and international assignments, involving external research evaluations and participation in international advisory boards. Dr. Ljunggren is affiliated with VyGen-Bio.

Arnika Kathleen Wagner PhD., Assistant Professor. Since 2019, Dr. Wagner has been an assistant professor at the KI’s Dept. of Medicine Huddinge, studying NK cells in immunotherapy in Multiple Myeloma. Dr. Wagner is particularly interested in advancing the use of genetically modified NK cells in different immunotherapeutic approaches. Dr. Wagner earned her M.Sc. in 2008 from the University of Lübeck, Germany and conducted her Ph.D. studies under the supervision of Klas Kärre at the Dept of Microbiology, Tumor and Cell Biology, at KI, where her research focused on NK cells in mouse models for immunotherapy and studied the crosstalk of NK cells with other immune cells. Dr. Wagner is affiliated with VyGen-Bio.

We intend to continue to review our scientific advisory board to enlist when and if needed further support from highly qualified and well-respected experts and advisors who bring a wealth of academic as well as clinical expertise to us.

Committees of the Board of Directors

There are currently no established committees of the Board of Directors. We do not have a requirement to have committees at this time. Our Board of Directors is expected to appoint an audit committee and adopt an applicable charter in 2022. We believe that the audit committee will play a critical role in ensuring robust and transparent financial reporting, disclosure, and internal control over financial reporting. Our Board of Directors is also expected to analyze the need for and timing for appointing a governance committee and compensation committee, and if and when appointed will also adopt charters relative to each such committee.

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

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal year ended December 31, 2020 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)
David Mehalick	2021	216,500	0	0	0	0	0	0	216,500
Chairman, CEO and Pres.	2020	148,500	0	0	0	0	0	0	148,500

Daniel Yerace	2021	205,500	0	0	0	0	0	0	205,500
Vice President of Operations	2020	137,077	0	0	0	0	0	0	137,077

Christine Sheehy	2021	133,500	0	0	0	0	0	0	133,500
Chief Financial Officer	2020	62,307	0	0	0	0	0	0	62,307

_______________________

Employment Arrangements with Officers and Directors

We recently entered into employment agreement with both David Mehalick and Daniel Yerace, each of which are described below. We do not currently have employment agreements with any of our other officers and directors. We intend to explore other employment arrangements on an ongoing basis in 2022.

David Mehalick: David Mehalick, our President and Chief Executive Officer, entered into an Employment Agreement with Coeptis Therapeutics, Inc. (the “Company”) on February 21, 2022 (the “Effective Date”) covering the Company and its subsidiary Coeptis Pharmaceuticals, Inc. The Employment Agreement is in effect immediately and will remain in effect until the termination of the Employment Agreement by either party in accordance with Section 5 of the Employment Agreement. Mr. Mehalick shall report to the Board of Directors of the Company (the “Board”) and shall have the duties, responsibilities and authority as may from time to time be assigned to him by the Company’s Board. Under the Employment Agreement, the Company will pay Mr. Mehalick an annualized salary at the initial rate of $275,000, which base salary will increase to $360,000 after the completion of a successful Financing Transaction (as defined in the Employment Agreement). Mr. Mehalick will also receive a guaranteed bonus equal to twenty (20%) of his base salary for each calendar year, and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time. The foregoing is a summary does not purport to be complete and is qualified in its entirety by reference Mr. Mehalick’s Employment Agreement, which is filed as Exhibit 4.1 on the Form 8-K filed on February 21, 2022.

Daniel Yerace: Daniel A. Yerace, our Vice President of Operations, entered into an Employment Agreement with the Company on the Effective Date covering the Company and its subsidiary Coeptis Pharmaceuticals, Inc. The Employment Agreement is in effect immediately and will be effective from the Effective Date until the termination of the Employment Agreement by either party in accordance with Section 5 of the Employment Agreement. Mr. Yerace shall report to the President of the Company and shall have the duties, responsibilities and authority as may from time to time be assigned to him by the Company’s President. Under the Employment Agreement, the Company will pay Mr. Yerace an annualized salary at the initial rate of $275,000, which base salary will increase to $360,000 after the completion of a successful Financing Transaction (as defined in the Employment Agreement). Mr. Yerace will also receive a guaranteed bonus equal to twenty (20%) of his base salary for each calendar year, and will be eligible to receive merit bonuses, certain milestone bonuses and awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time. The foregoing is a summary of the material terms of the Employment Agreement. The summary does not purport to be complete and is qualified in its entirety by reference Mr. Yerace’s Employment Agreement, which is filed as Exhibit 4.1 on the Form 8-K filed on February 21, 2022.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding options as at December 31, 2020 or December 31, 2021.

Employee, Director and Consultant Stock Plan

General

The Company does not currently have an equity incentive plan in place but intends to put one in place in 2022.

Option Grants and Stock Awards

There are currently no stock options outstanding.

2020 and 2021 Director Compensation

No compensation was earned or paid to any non-employee director for service as a director during 2021 or 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on March 11, 2022, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding Company Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. The table assumes a total of 45,966,063 shares of our common stock outstanding as of March 11, 2022, based on 37,966,063 shares of common stock outstanding and 8,000,000 shares of common stock issuable upon conversion of our currently outstanding Series B Convertible Preferred Stock. Unless otherwise noted below the address of each person identified is c/o Coeptis Therapeutics, Inc., 105 Bradford Rd, Suite 420, Wexford, Pennsylvania 15090.

Name of Shareholder	Shares Owned	Percentage Owned (1)
Common Stock
Executive Officers and Directors
David Mehalick	9,800,000 (2)	21.32%
Daniel Yerace	3,000,000	6.53%
Christine Sheehy	3,000,000	6.53%
Michael Handley	–	0%
Officers and directors, as a group (4 persons)	15,800,000	34.44%

5% Owners
Lisa Pharma LLC (3)	4,250,000	9.25%
Lena Pharma LLC (4)	4,250,000	9.25%

Series B Convertible Preferred Stock (5)
David Mehalick	8,000	100%

(1)	Based on 45,966,063 shares outstanding, which includes 37,966,063 issued shares and 8,000,000 unissued shares that underlie 8,000 issued shares of our Series B Convertible Preferred Stock convertible within 60 days of the date hereof.

(2)	8,000,000 of such shares have not been issued, but underlie 8,000 issued shares of our Series B Convertible Preferred Stock convertible within 60 days of the date hereof.

(3)	Lisa Kuchera is the manager of this entity and possesses voting control over securities owned by it.

(4)	Lena Kuchera is the manager of this entity and possesses voting control over securities owned by it.

(5)	Each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to the number of votes equal to 1,000 shares of our common stock for each share of Series B Convertible Preferred Stock. Except as provided by law, or by the provisions establishing any other series of our Preferred Stock, holders of Series B Convertible Preferred Stock and of any other outstanding series of Preferred Stock shall vote on an as-converted basis together with the holders of our common stock as a single class.

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

Director Independence

Board Independence and Committees. We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has a requirement that the Board of Directors be independent. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

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

Additionally, our Board of Directors is expected to appoint an audit committee and adopt an applicable charter in 2022. Our Board of Directors is also expected to analyze the need for and timing for appointing a governance committee and compensation committee, and if and when appointed will also adopt charters relative to each such committee.

We believe that none of our current Directors qualify as an “independent” director as that term is defined by the Nasdaq Stock Market, Inc. Marketplace Rules.

Code of Ethics. We have not adopted a written code of ethics. We intend to adopt a written code of ethics in the future.

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

The following table shows the fees paid or accrued for the audit and other services provided by Tuner, Stone & Company, LLP, our independent auditors for the fiscal years ended December 31, 2021 and December 31, 2020.

	12-31-2021	12-31-2020
Audit fees	$148,564	$58,000
Total	$148,564	$58,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in this Annual Report on Form 10–K.

Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All other fees consist of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K, beginning on page F-1.

(2)	Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX [UPDATE]

Exhibit	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 31, 2019, by and among Vinings Holdings, Inc. a Delaware corporation, Coeptis Acquisition Corp., a Delaware corporation and Coeptis Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference from Exhibit 2.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on January 4, 2021)
2.2	Amendment No. 1 and Modification to Agreement and Plan of Merger (incorporated by reference from Exhibit 2.2 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
2.3	Certificate of Merger as filed with the Delaware Secretary of State effective February 12, 2021 (incorporated by reference from Exhibit 2.3 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
3.1	Certificate of Incorporation of Vinings Holdings, Inc. (incorporated by reference from Exhibit 3(i).18 to Vinings Holdings, Inc.’s Form 10, as filed with the SEC on August 12, 2020)
3.2	Certificate of Incorporation of Coeptis Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Delaware on October 16, 2018 (incorporated by reference from Exhibit 3.2 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
3.4	Bylaws of Vinings Holdings, Inc. (incorporated by reference from Exhibit 3(i).22 to Vinings Holdings, Inc.’s report on Form 10, as filed with the SEC on August 12, 2020)
3.5	Bylaws of Coeptis Pharmaceuticals, Inc. (incorporated by reference from Exhibit 3.5 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference from Exhibit 4.1 to Vinings Holdings, Inc.’s Form 10, as filed with the SEC on August 12, 2020)
4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference from Exhibit 4.2 to Vinings Holdings, Inc.’s Form 10, as filed with the SEC on August 12, 2020)
4.3	Form of A Warrant (incorporated by reference from Exhibit 4.2 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2020)
4.4	Form of B Warrant (incorporated by reference from Exhibit 4.3 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2020)
10.1	Indemnity Agreement, effective February 12, 2021, among Vinings Holdings, Inc., and Sterling Acquisition I, LLC as indemnitor (incorporated by reference from Exhibit 10.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
10.2	Divestiture Agreement, effective December 23, 2020, among Vinings Holdings, Inc. and Sterling Acquisition I, LLC regarding NDYN Delaware, Inc. (incorporated by reference from Exhibit 10.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 31, 2020)
10.3	Employment Agreement – David Mehalick (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K as field with the SEC on February 25, 2022)
10.4	Employment Agreement – Daniel Yerace (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K as field with the SEC on February 25, 2022)
21.1	Subsidiaries of Vinings Holdings, Inc. (incorporated by reference from Exhibit 21.1 to Vinings Holdings, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COEPTIS THERAPEUTICS INC.

Date: March 11, 2022	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2022	By:	/s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mehalick David Mehalick	Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2022

/s/ Christine Sheehy Christine Sheehy	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 11, 2022

/s/ Daniel Yerace Daniel Yerace	Director	March 11, 2022

/s/ Michael Handley Michael Handley	Director	March 11, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Coeptis Therapeutics, Inc.

(formerly Vinings Holdings, Inc.)

Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Coeptis Therapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coeptis Therapeutics, Inc. (formerly Vinings Holdings, Inc.) and Subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position for the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

•	Co-development agreements – as discussed in Note 3 to the financial statements, during the year, the Company entered into two agreements to jointly develop and commercialize two products, which we identified as a critical audit matter. There was a high degree of auditor judgment to evaluate the significant assumptions used by management in determining the accounting recognition and related disclosures, including the period over which those costs were to be amortized and related impairment considerations. The sensitivity of reasonably possible changes to those assumptions could have had a significant impact on the determination of recorded amounts of such assets.

The following are the primary procedures we performed to address this critical audit matter. We reviewed the underlying documents, verified the cash payments made pursuant to the agreements, confirmed the note payable balances and other terms with the co-developers, and evaluated the reasonableness of the Company’s amortization period and its impairment assessment.

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2020

Tuner, Stone & Company, LLP

Dallas, TX

March 10, 2022

2

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

Audited

	12 Months Ended
	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$2,179,558	$202,965
Accounts receivable	–	21,786
Inventories	–	–
TOTAL CURRENT ASSETS	2,179,558	224,751

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	(11,311)	(9,730)
Furniture and fixtures, net	13,926	15,507

OTHER ASSETS
Co-development options	4,554,167	–
Right of use asset, net of accumulated amortization	17,925	58,225
Other assets	–	2,000
Total other assets	4,572,091	60,225
TOTAL ASSETS	$6,765,576	$300,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$134,092	$1,623,840
Accrued expenses	199,126	732,146
Notes payable	2,417,000	1,277,500
Notes payable, related parties, current portion	–	604,000
Right of use liability, current portion	14,724	41,618
Deferred revenue	–	1,000,000
TOTAL CURRENT LIABILITIES	2,764,942	5,279,104

LONG TERM LIABILITIES
Note payable	1,650,000	150,000
Right of use liability, non-current portion	–	14,723
TOTAL LONG TERM LIABILITIES	1,650,000	164,723
TOTAL LIABILITIES	$4,414,942	$5,443,827

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding, respectively	1	–
Common stock, $0.0001 par value, 750,000,000 shares authorized, 37,082,864 issued and 36,754,064 outstanding at December 31, 2021, and 26,768,240 shares issued and outstanding at December 31, 2020	3,550	2,519
Additional paid-in capital	30,144,374	8,954,985
Treasury stock, 328,800 shares at cost	(247,165)	–
Accumulated deficit	(27,550,126)	(14,100,846)
TOTAL STOCKHOLDERS' EQUITY	2,350,634	(5,143,343)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,765,576	$300,484

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

 CONSOLIDATED STATEMENTS OF OPERATIONS

Audited

	12 Months Ended
	December 31, 2021	December 31, 2020
SALES
Consulting services	$75,000	$14,561
Sales	–	16,200
Total sales	75,000	30,761
Cost of goods, including inventory obsolescence	–	964,217
Gross profit	75,000	(933,456)

COST OF OPERATIONS
Research and development	–	3,543
General and administrative expenses	14,118,014	5,769,604
Selling and marketing	2,918	6,608
Interest expense	187,133	148,192
Total operating expenses	14,308,066	5,927,947

LOSS FROM OPERATIONS	(14,233,066)	(6,861,403)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(413,124)	(2,294,883)
Licensing income	1,000,000	–
Other Income	198,910	–
Gain (Loss) on Write Down of Assets	(2,000)	–
TOTAL OTHER INCOME (EXPENSE)	783,786	(2,294,883)

LOSS BEFORE INCOME TAXES	(13,449,280)	(9,156,286)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(13,449,280)	$(9,156,286)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.42)	$(0.51)

Weighted average number of common shares outstanding	32,400,101	18,089,441

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Audited

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2019 (as restated)*	–	–	14,607,200	1,620	5,762,414	100,000	–	(4,944,559)	919,475

Retroactive application of recapitalization	–	–	1,588,800	–	(297,949)	–	–	–	(297,949)

Shares issued for cash	–	–	4,335,000	434	1,167,065	(100,000)	–	–	1,067,499

Shares issued for services	–	–	4,647,840	465	2,323,455	–	–	–	2,323,920

Net income (loss)	–	–	–	–	–	–	–	(9,156,287)	(9,156,287)

BALANCE AT DECEMBER 31, 2020	–	–	25,178,840	2,519	8,954,985	–	–	(14,100,846)	(5,143,343)

Recapitalization	8,000	1	1,589,400		(50,897)				(50,897)

Purchase of treasury stock	–	–	–	–	–	–	(247,165)	–	(247,165)

Shares issued for cash	–	–	7,569,824	757	10,135,743	–	–	–	10,136,500

Shares issued for services	–	–	2,095,000	210	2,757,291	–	–	–	2,757,501

Warrants issued for services	–	–	–	–	5,497,132	–	–	–	5,497,132

Shares issued through conversion of debt	–	–	694,000	69	1,040,931	–	–	–	1,041,000

Stock based compensation	–	–	–	–	1,897,585	–	–	–	1,897,585

Shares surrendered in payment of debt	–	–	(44,200)	(4)	(88,396)	–	–	–	(88,400)

Net income (loss)	–	–	–	–	–	–	–	(13,449,280)	(13,449,280)

BALANCE AT DECEMBER 31, 2021	8,000	1	37,082,864	3,550	30,144,374	–	(247,165)	(27,550,126)	2,350,634

______________________

*Restated to reflect the retroactive impacts of the recapitalization on equity.

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDING, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Audited

	12 Months Ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES

Net income (loss)	$(13,449,280)	$(9,156,286)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	447,413	323,428
Impairment loss of licensing right	–	708,333
Forgiveness of debt	(160,095)	–
Interest paid	–	–
Loss on termination of licensing agreement (in exchange for convertible debt)	1,500,000	–
Shares issued for non-employee services	2,757,501	2,323,920
Warrants issued for services	5,497,132	–
Stock based compensation	1,897,585	–
(Increase) decrease in:
Accounts receivable	21,786	(14,907)
Inventories	–	–
Right of use asset/liability	(1,317)	(27,322)
Other assets	2,000	–
Increase (decrease) in:
Accounts payable	(1,578,145)	1,474,566
Accrued expenses	(424,020)	732,146
Deferred revenue	(1,000,000)	500,000
NET CASH USED IN OPERATING ACTIVITIES	(4,489,440)	(3,136,122)

INVESTING ACTIVITIES

Purchase of license right	(1,750,000)	–
Purchase of property and equipment	–	–
NET CASH USED IN INVESTING ACTIVITIES	(1,750,000)	–

FINANCING ACTIVITIES

Proceeds from notes payable	77,595	1,227,500
Proceeds from notes payable, related parties	–	854,000
Repayment of notes payable	(1,700,000)	–
Repayment of notes payable, related parties	–	(250,000)
Cash paid for debt as part of merger/rec	(50,897)	–
Repurchase of Treasury shares	(247,165)	–
Shares issued for cash	10,136,500	1,067,499
Cash received for stock subscription	–	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,216,033	2,898,999
NET INCREASE IN CASH	1,976,593	(237,123)
CASH AT BEGINNING OF PERIOD	202,965	440,088
CASH AT END OF PERIOD	$2,179,558	$202,965

SUPPLEMENTAL DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business – Coeptis Pharmaceuticals, LLC (LLC) was formed in July 12, 2017 as a Pennsylvania multi-member limited liability company. On December 1, 2018, the members of LLC contributed their interest to a newly formed corporation, Coeptis Pharmaceuticals, Inc (“Coeptis”). As of December 1, 2018, the LLC became a disregarded single-member limited liability company which is wholly owned by the newly formed corporation. On February 12, 2021, Vinings Holdings, Inc., a Delaware corporation (“Vinings”), merged (the “Merger”) with and into Coeptis Pharmaceuticals, Inc. On July 12, 2021, the company has legally changed its name from Vinings Holdings, Inc. to Coeptis Therapeutics, Inc. Coeptis was the surviving corporation of that Merger. As a result of the Merger, Vinings acquired the business of Coeptis and will continue the existing business operations of Coeptis as a wholly owned subsidiary. The Merger was treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Vinings, before the Merger, except for it’s capital structure as the surviving corporation, were replaced with the historical financial statements of Coeptis before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

The Company is located in Wexford, PA, and engages primarily in the acquisition, development, and commercialization of pharmaceutical products.

Basis of Presentation - The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the instructions to Form 10-K Accordingly, they include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying audited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of December 31, 2021.

As a result of the Merger, the financial statements included in this report reflect (1) the historical operating results of Coeptis prior to the Merger; (2) the combined results of the Company and Coeptis following the closing of the Merger; (3) the assets and liabilities of Coeptis at their historical cost; and (4) the Company’s equity structure for all periods presented.

Principles of Consolidation – The accompanying audited consolidated financial statements include the accounts of Coeptis Therapeutics Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

Risks and Uncertainties – In late 2019, an outbreak of a novel strain of the Coronavirus 2019 Disease (COVID-19) was identified and infections have been found in a number of countries around the world, including the United States. COVID-19 and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a potentially significant effect on financial markets and business activity. The extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and cannot be predicted.

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

Inventory – Inventories consisted primarily of finished goods that are packaged pharmaceutical products, as well as a small amount of raw materials used in the development of pharmaceutical drug products, and are accounted for using the specific cost method. At December 31, 2021 the company held no inventory. At December 31, 2020, inventory on the books was fully impaired due to uncertainty about salability.

Property and Equipment – Fixed assets are stated at cost and depreciation is computed using the accelerated and straight-line method for financial statement purposes over estimated useful lives of between five and forty years. Intangibles are being amortized using the straight-line method over estimated useful lives of five years. For the year ended December 31, 2021 and 2020, depreciation expense totaled $2,546 and $1,925 respectively.

Research and Development – Research and development costs are expensed when incurred. During the year ended December 31, 2021 and 2020, research and development expenses totaled $0 and $3,543, respectively.

Impairment - The Company’s property and equipment are reviewed for possible impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if and when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. For the year ended December 31, 2021 and 2020, the Company identified impairment losses related to its license agreement totaling $0 and $708,333, respectively.

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

The Income Taxes Topic of FASB ASC clarifies the accounting and reporting for uncertainties in income tax law within subtopic FASB ASC 740-10-25-5. The guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Management believes that there is no liability related to uncertain tax positions on year ended December 31, 2021 and 2020.

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

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

During the Year Ended December 31, 2021 and 2020, there were several other new accounting pronouncements issued by the FASB,. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Revenue Recognition – The Company derived its revenue in 2020 from licensing and sales of product, and in 2021 primarily from consulting services. Revenues are recognized when services are provided to its customers or the product is sold, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The amount received for consulting services for year ended December 31, 2021 and 2020 was $75,000 and $14,561 respectively. The amount received for licensing was $0 for the year ended December 31, 2021, and $500,000 for the year ended December 31, 2020, of which the entire amount was deferred. See Note 7 for discussion on these royalties advances. The amounts received for product sales for the year ended December 31, 2021 and 2020 were $0 and $16,200.

The majority of the Company’s revenue is recognized at a point in time based on the transfer of control. Revenue recognized over time primarily consists of performance obligations that are satisfied within one year or less. In addition, the majority of the Company’s contracts do not contain variable considering and contract modifications are generally minimal. For these reasons, there is not a significant impact as a result of electing these transition practical expedients.

The majority of the Company’s revenue arrangement generally consist of a single performance obligation to transfer promised goods or services.

Accounts Receivable – Accounts receivable consists of consulting revenues. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable.

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

Earnings Per Share – Basic earnings per share (or loss share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflects potential dilution of securities by including other potentially issuable shares of common stock, including shares issuable upon conversion of convertible securities or exercise of outstanding stock options and warrants, in the weighted average number of common shares outstanding for the period. Therefore, because including shares issuable upon conversion of convertible securities and/or exercise of outstanding options and warrants would have an anti-dilutive effect on the loss per share, only the basic earnings (loss) per share is reported in the accompanying financial statements. The Company does not have other potentially issuable shares of stock.

Going Concern – The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of American (GAAP), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of the year ended December 31, 2021 and 2020, the Company had accumulated deficit of $27,550,126 and $14,100,846, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include the sustained and aggressive developing and marketing of pharmaceutical products both domestically and abroad, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Fair Value of Financial Instruments - The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The methods and assumptions applied in determining the fair value of each class of financial assets and financial liabilities of the Company are disclosed in the respective accounting policies. The estimated fair value of cash, accounts receivable and accounts and note payable approximate their carrying amounts due to the short-term nature of these instruments.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were not met during the year ended December 31, 2021 and 2020. As of December 31, 2020, $500,000 of the remaining payment above was still unpaid and reflected in ‘accounts payable’ in the accompanying consolidated balance sheet.

During the fourth quarter of 2020, the Company determined that there was a reduction of the useful life, resulting in an impairment charge of $708,333. For the year ended December 31, 2021 and 2020, amortization expense related to the license right totaled $0 and $291,667 respectively.

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

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. For the year ended December 31, 2021 and 2020, amortization expense related to the agreements totaled $445,833 and $0, respectively. As of December 31, 2021, the balance due under the two promissory notes totaled $1,750,000 which matures on March 31, 2022.

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of December 31, 2021 and 2020. This debt is currently in default.

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $250,000 as of December 31, 2021 and 2020, respectively.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note is $0 and $250,000 as of as of December 31, 2021 and 2020, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $333,000 as of December 31, 2021 and 2020, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $167,000 as of as of December 31, 2021 and 2020. This debt is currently in default.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The note was converted to equity in June 2021. The balance was $0 and $104,000 as of December 31, 2021, and 2020, respectively.

In September 2021, as part of a termination of license agreement with Purple BioTech (See Note 7), the Company issued a convertible note in the principal amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple BioTech into shares of Coeptis’ common stock. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. Coeptis may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost.

Interest accrued on the related party notes at December 31, 2021 and 2020 was $0 and $40,000, respectively.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. Both the PPP and the PPP2 loans were forgiven in full, along with accrued interest, during 2021. The balance of the notes was $0 and $77,500 as of December 31, 2021 and 2020, respectively.

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

On July 8, 2020, the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. The date of the EIDL Loan being July 31, 2020, made the first monthly installment due on July 31, 2021. However, effective, March 26, 2021, the SBA announced a deferment of principal and interest for a 12-month period starting at the next installment due date, making the first monthly installment due on July 31, 2022. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of December 31, 2021 and 2020.

Maturities of long-term debt are as follows for the years ended December 31,

2022	–
2023	$1,500,000
2024	–
2025	2,183
Thereafter	$147,817
Total long-term debt	$1,650,000

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

Common Stock - As of December 31, 2021 the Company had 37,082,864 shares of its common stock issued and 36,754,064 outstanding, and on December 31, 2020 the Company had 26,768,240 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

In 2021 and 2020, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the year ended December 31, 2021 and 2020 was $10,135,743 and $1,167,065 respectively. During the year ended December, 31 2021 and 2020, there were $0 in capital distributions.

Treasury Stock – As part of the Merger in February of 2021, the Company repurchased 328,800 shares of its common stock previously held by Vinings’ shareholders. The stock was recorded at the cost paid for it, of $247,165 and held as Treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 328,800 shares of Treasury Stock, as of February 18, 2022.

An additional 44,200 shares of common stock were repurchased at cost from a former marketing partner in exchange for a cancellation of an outstanding debt. The shares were immediately cancelled.

Series A Preferred Stock - As of April 30, 2019, the Series A Preferred Stock had been canceled, and no shares remain outstanding. The rights and privileges of future issuances of the Series A Preferred stock will be determined at such time if and when they are issued. As of December 31, 2021, there were 0 shares of Series A Preferred outstanding.

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

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

The Company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 did not apply as of December 31, 2021. The Company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 47020 and has determined that there is no beneficial conversion feature that must be accounted for as of December 31, 2021.

As of December 31, 2021, there were 8,000 shares of Series B Preferred outstanding.

Common Stock Warrants - On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2.00 for Class A or $5.00 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions. The warrants remain outstanding as of December 31, 2021. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants.

On May 28, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1.00 per share, 500,000 shares at $2.00 per share, and 500,000 at $5.00 per share. The warrants expire on June 1, 2026. All warrants were outstanding on December 31, 2021. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise prices of $1.00, $2.00 and $5.00 per share, 2) fair value of $5.00 per share, 3) discount rate of 0.79%, 3) dividend rate of 0%, and 4) a term of 5 years.

On July 30th, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.00 per share, 100,000 shares at $2.00 per share, and 100,000 at $5.00 per share. The warrants expire on July 26, 2026. All warrants were outstanding on December 31, 2021. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise prices of $1.00, $2.00 and $5.00 per share, 2) fair value of $4.70 per share, 3) discount rate of 0.69%, 3) dividend rate of 0%, and 4) a term of 5 years.

On September 22, 2021, the Company issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple Biotech, granting Purple Biotech the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years.

On December 20, 2021, the Company granted a warrant to a third party in exchange for services to be provided, conditionally giving the warrant holder the right to purchase 600,000 shares of common stock at a price of $1.00 per share upon performance by The Company. The conditions include three vesting milestones related to the successful filing any S-1 or comparable registration statement, registration effectiveness, and the close of capital raise and uplist to a national exchange. The warrants expire on December 20, 2026.

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

In addition to the original purchase price, the Company is due an additional $2,000,000 with respect to the Product that is Vigabatrin 500mg tablets (tablets) as follows; (A) $250,000 within 30 days following the completion of all bioequivalence studies related to tablets, (B) $250,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $1,000,000 in a calendar year, (C) $500,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $5,000,000 in a calendar year, (D) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $10,000,000 in a calendar year. As of Year Ended December 31, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

Also, the Company is due an additional $1,750,000 with respect to the Product that is Vigabatrin 500mg powder for Oral Solution (powder) as follows; (A) $250,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $1,000,000 in a calendar year, (B) $500,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $5,000,000 in a calendar year, (C) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $10,000,000 in a calendar year. As of year Ended December 31, 2021 and 2020, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the year ended December 31, 2021 and 2020, rental expense totaled $45,000 and $34,125 respectively.

Future minimum rental payments required under the lease are as follows:

2022	$18,750

On January 20, 2022, the Company entered into a third lease extension for twenty-four months beginning on June 1, 2022 and ending on May 31, 2024.

Legal Matters – The company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the company’s financial statements.

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owed a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount was also due in subsequent years. This agreement was terminated and settled in 2021 as discussed in Note 4. As of December 31, 2021 and 2020, liabilities of $0 and $583,333, respectively, were recorded to reflect the minimum future royalty payments.

Royalty Advances - In the year ended December 31, 2021 and 2020, the Company received royalty advances on future product sales of $0 and $500,000, respectively, from its pharmaceutical marketing partner. These cumulative advances were recorded as deferred revenue of $1,000,000 at December 31, 2020. In August 2021, the Company terminated its agreement with its marketing partner. As part of the termination settlement, the payments made to Coeptis as advance of royalty payments on product sales were deemed forfeited by the marketing partner, and to remain as payments to Coeptis for the licensing rights. As such, advances totaling $1,000,000 were recognized as licensing income in Other Income for the year ended December 31, 2021.

COEPTIS THERAPEUTICS, INC.

(formerly Vinings Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

NOTE 8 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the Year Ended December 31, 2021 and 2020, no employer contributions were made.

NOTE 9 - CONCENTRATIONS

Major Customers – During the Year Ended December 31, 2021 and 2020, 100%, of revenues were earned from two clients. During the year ended December 31, 2021 and 2020, accounts receivable related to major clients was $0 and $21,786, respectively.

NOTE 10 – INCOME TAXES

The Company has established deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss carry forward. Deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss carry forwards. Deferred federal and state income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

During the years ended December 31, 2021 and 2020, a reconciliation of income tax expense at the statutory rate of 31% to income tax expense at the Company’s effective tax rate is as follows:

	2021	2020
Income tax benefit at statutory rate	$7,130,000	$2,852,000
Change in valuation allowance	(7,130,000)	(2,852,000)

Provision for federal/state income taxes	$–	–

As of the year ended December 31, 2021, the Company has approximately $23,000,000 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carry forwards have been fully offset by a valuation allowance. These losses may be used to offset future taxable income and will carry forward indefinitely.

NOTE 11 – SUBSEQUENT EVENT

On January 20, 2022, the Company entered into a third lease extension for twenty-four months beginning on June 1, 2022 and ending on May 31, 2024. See Note 7.

On January 28, 2022, the Company issued warrants to various shareholders giving them the right to purchase a total of 3,595,100 shares, with strike prices between $1 and $2. The warrants expire January 31, 2024.

On February 4, 2022, the Company filed Form S-1: General form for Registration of Securities with the SEC, to register its shares for re-sale on the open market.

