Form 10-Q
period 2022-03-31
Coeptis Therapeutics Inc.
filed 2022-05-12
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File No. 000-56194

COEPTIS THERAPEUTICS, INC.

Delaware	84-3998117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Bradford Rd, Suite 420

Wexford, Pennsylvania 15090

(724) 934-6467

coeptistx.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	COEP	N/a

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
Emerging Growth Company x

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 11, 2022, was 38,692,897.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2022

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II -- OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES	23

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
ASSETS	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash	$2,343,829	$2,179,558
Accounts receivable	–	–
Inventories	–	–
TOTAL CURRENT ASSETS	2,343,829	2,179,558

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	(11,657)	(11,311)
Furniture and fixtures, net	13,580	13,926

OTHER ASSETS
Co-development options	4,304,167	4,554,167
Right of use asset, net of accumulated amortization	87,145	17,925
Total other assets	4,391,312	4,572,092
TOTAL ASSETS	$6,748,722	$6,765,576

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$244,793	$134,092
Accrued expenses	264,539	199,126
Notes payable, current portion	2,167,000	2,417,000
Notes payable, related parties, current portion	–	–
Right of use liability, current portion	28,854	14,724
Deferred revenue	–	–
TOTAL CURRENT LIABILITIES	2,705,186	2,764,942

LONG TERM LIABILITIES
Note payable	1,650,000	1,650,000
Right of use liability, non-current portion	56,341	–
TOTAL LONG TERM LIABILITIES	1,706,341	1,650,000
TOTAL LIABILITIES	4,411,527	$4,414,942

COMMITMENTS AND CONTINGENCIES (NOTE 7)	–	–

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding, respectively	1	1
Common stock, $0.0001 par value, 750,000,000 shares authorized, 38,429,397 shares issued and outstanding at March 31, 2022, and 37,082,864 shares issued and 36,754,064 shares outstanding at December 31, 2021	3,718	3,550
Additional paid-in capital	49,060,797	30,144,374
Common stock subscribed	2,500	–
Treasury stock	–	(247,165)
Accumulated deficit	(46,729,821)	(27,550,126)
TOTAL STOCKHOLDERS' EQUITY	2,337,195	2,350,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,748,722	$6,765,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended
	March 31, 2022	March 31, 2021
SALES
Consulting services	$–	$75,000
Sales	–	–
Total sales	–	75,000
Cost of goods, including inventory obsolesence	–	–
Gross profit	–	75,000

COST OF OPERATIONS
Research and development	–	–
General and administrative expenses	15,715,315	1,737,426
Selling and marketing	–	2,918
Interest expense	55,819	34,737
Total operating expenses	15,771,134	1,775,081

LOSS FROM OPERATIONS	(15,771,134)	(1,700,081)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	–	(250,000)
Loss on extinguishment of debt	(3,408,559)	–
TOTAL OTHER INCOME (EXPENSE)	(3,408,559)	(250,000)

LOSS BEFORE INCOME TAXES	(19,179,693)	(1,950,081)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–
NET LOSS	$(19,179,693)	$(1,950,081)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.51)	$(0.07)

Weighted average number of common shares outstanding	37,421,421	28,665,384

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	SERIES B PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	COMMON STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2020	–	$–	25,178,840	$2,519	$8,954,985	$–	$–	$(14,100,846)	$(5,143,343)

Retroactive application of recapitalization	8,000	1	1,589,400	–	(298,062)	–	–	–	(298,151)

Shares issued for cash	–	–	2,436,500	244	2,436,256	471,000	–	–	2,907,500

Shares issued for services	–	–	770,000	77	769,923	–	–	–	770,000

Equity Investment	–	–	–	–	–	–	–	–	–

Net income (loss)	–	–	–	–	–	–	–	(1,950,081)	(1,950,081)

BALANCE AT MARCH 31, 2021	8,000	$1	29,974,740	$2,840	$11,863,102	$471,000	$–	$(16,050,927)	$(3,713,985)

BALANCE AT DECEMBER 31, 2021	8,000	$1	37,082,864	$3,550	$30,144,374	$–	$(247,165)	$(27,550,126)	$2,350,634

Shares issued for cash	–	–	421,999	42	1,265,958	–	–	–	1,266,000

Shares issued for services	–	–	1,180,000	118	3,539,882	–	–	–	3,540,000

Retirement of shares	–	–	(328,800)	–	(247,165)	–	247,165	–	–

Warrants converted to shares	–	–	73,334	7	107,493	2,500	–	–	110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–	10,841,695

Warrants issued for extinguishment of debt					3,408,559				3,408,559

Net income (loss)	–	–	–	–	–	–	–	(19,179,693)	(19,179,693)

BALANCE AT MARCH 31, 2022	8,000	$1	38,429,397	$3,718	$49,060,797	$2,500	$–	$(46,729,821)	$2,337,195

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES

Net income (loss)	$(19,179,693)	$(1,950,081)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	250,346	481
Loss on termination of licensing agreement (in exchange for convertible debt)	–	770,000
Shares issued for non-employee services	3,540,000	–
Warrants issued for extinguishment of debt	3,408,559	–
Warrants issued for services	10,841,695	–
(Increase) decrease in:
Right of use asset/liability	1,251	9,728
Increase (decrease) in:
Accounts payable	110,701	188,085
Accrued expenses	65,413	326,517
NET CASH USED IN OPERATING ACTIVITIES	(961,729)	(655,270)

FINANCING ACTIVITIES

Proceeds from notes payable	–	–
Repayment of notes payable	(250,000)	(122,405)
Cash paid for debt as part of merger/recapitalization	–	(298,061)
Shares issued for cash	1,266,000	2,907,500
Shares issued for cash for the conversion of warrants	107,500	–
Cash received for stock subscription	2,500	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126,000	2,487,034
NET INCREASE IN CASH	164,272	1,831,764
CASH AT BEGINNING OF PERIOD	2,179,558	202,965
CASH AT END OF PERIOD	$2,343,829	$2,034,729

SUPPLEMENTAL DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2022 and 2021 (unaudited)

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of March 31, 2022, along with its results of operations for the three month periods ended March 31, 2022 and 2021 and cash flows for the three-month periods ended March 31, 2022 and 2021. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the three-month period ended March 31, 2022, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2022.

As a result of the Merger, the financial statements included in this report reflect (1) the historical operating results of Coeptis prior to the Merger; (2) the combined results of the Company and Coeptis following the closing of the Merger; (3) the assets and liabilities of Coeptis at their historical cost; and (4) the Company’s equity structure for all periods presented.

Principles of Consolidation – The accompanying unaudited consolidated financial statements include the accounts of Coeptis Therapeutics Inc., Coeptis Pharmaceuticals, Inc. and its wholly-owned subsidiary, Coeptis Pharmaceuticals, LLC. All material intercompany accounts, balances and transactions have been eliminated.

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

Three months ended March 31, 2022 and 2021 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2022. There have been no material changes to the significant accounting policies during the three month period ended March 31, 2022, except for items mentioned below.

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

During the quarter ended March 31, 2022 and 2021, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were not met as of March 31, 2022.

In September of 2021, the Company executed a license termination agreement with the foreign entity to cease all efforts for sales and promotion of the product in the United States and Puerto Rico. The termination included (i) issuance of $1,500,000 of convertible debt due in 2023 to satisfy amounts owed for the license, (ii) the issue of warrants (See NOTE 5) and (iii) transfer of inventory ownership back to the foreign entity. In conjunction with this termination, the Company also terminated its marketing agreement with a third party for the Product’s sales and promotion.

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. As of March 31, 2022, the balance due under the two promissory notes totaled $1,500,000, with a maturity date of September 30, 2022.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2022 and 2021 (unaudited)

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

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $500,000 as of March 31, 2022 and 2021. The debt was in default as of March 31, 2022. As of April 14, 2022, the due date of the note was extended to July 31, 2022.

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $250,000 as of March 31, 2022 and 2021, respectively.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note is $0 and $250,000 as of as of March 31, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $333,000 as of March 31, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. The balance of the note is $167,000 as of as of March 31, 2022 and 2021. The debt was in default as of March 31, 2022. As of April 14, 2022, the due date of the note was extended to July 31, 2022.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The note was converted to equity in June 2021. The balance was $0 and $104,000 as of March 31, 2022, and 2021, respectively.

In September 2021, as part of a termination of license agreement with Purple BioTech, the Company issued a convertible note in the principal amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple BioTech into shares of Coeptis’ common stock. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. Coeptis may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. Both the PPP and the PPP2 loans were forgiven in full, along with accrued interest, during 2021. The balance of the notes was $0 and $155,095 as of March 31, 2022 and 2021, respectively.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2022 and 2021 (unaudited)

On July 8, 2020, the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of March 31, 2022 and 2021.

Maturities of long-term debt are as follows for the quarter ended March 31,

2022	$–
2023	1,500,000
2024	–
2025	2,183
Thereafter	147,817
Total long-term debt	$1,650,000

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

Common Stock - As of March 31, 2022 the Company had 38,429,397 shares of its common stock issued and outstanding, and on March 31, 2021 the Company had 29,974,740 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

In 2022 and 2021, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the quarter ended March 31, 2022 and 2021 was $18,916,423 and $2,908,117 respectively. During the quarter ended March, 31 2022 and 2021, there were $0 in capital distributions.

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

Three months ended March 31, 2022 and 2021 (unaudited)

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

The Company has evaluated the Series B Preferred Stock in accordance with ASC 815 and has determined their conversion options were for equity and ASC 815 did not apply as of December 31, 2021. The Company has evaluated the Series B Preferred Stock in accordance with FASB ASC Subtopic 470-20-40 and has determined that there is no beneficial conversion feature that must be accounted for as of December 31, 2021.

As of March 31, 2022, there were 8,000 shares of Series B Preferred outstanding.

Common Stock Warrants - On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions. The warrants remain outstanding as of March 31, 2021. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants.

On May 28, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. All warrants were outstanding on March 31, 2022.

On July 30th, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. 395,000 warrants were outstanding on March 31, 2022. 5,000 warrants at $1 per share were exercised on March 1, 2022.

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

On December 20, 2021, the Company issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. All warrants were outstanding on March 31, 2022.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2022 and 2021 (unaudited)

On January 28, 2022, the Company issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. All warrants were outstanding on March 31, 2022. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification, and will be accounted for accordingly in the second quarter.

On January 28, 2022, the Company issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. All warrants were outstanding on March 31, 2022. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification, and will be accounted for accordingly in the second quarter.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. 296,666 warrants were outstanding on March 31, 2022. 53,335 warrants at $1.50 per share were exercised on March 1, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. 210,000 warrants were outstanding on March 31, 2022. 15,000 warrants at $1.50 per share were exercised on March 1, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on March 31, 2022.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2022 and 2021 (unaudited)

On March 30, 2022, the Company issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. All warrants were outstanding on March 31, 2022.

On March 30, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. All warrants were outstanding on March 31, 2022.

The warrants issued as of March 31, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years.

NOTE 6 – ASSET PURCHASE AGREEMENT

On June 18, 2019, the Company entered into an Asset Purchase Agreement with ANI Pharmaceuticals, Inc. (ANI) for the sale of certain intellectual property and materials related to the research and development related to potential ANDA candidates.

In addition to the original purchase price, the Company is due an additional $2,000,000 with respect to the Product that is Vigabatrin 500mg tablets (tablets) as follows; (A) $250,000 within 30 days following the completion of all bioequivalence studies related to tablets, (B) $250,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $1,000,000 in a calendar year, (C) $500,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $5,000,000 in a calendar year, (D) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of tablets reaches $10,000,000 in a calendar year. As of quarter ended March 31, 2022 and 2021, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

Also, the Company is due an additional $1,750,000 with respect to the Product that is Vigabatrin 500mg powder for Oral Solution (powder) as follows; (A) $250,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $1,000,000 in a calendar year, (B) $500,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $5,000,000 in a calendar year, (C) $1,000,000 within 45 days of the first date on which annual gross profit from the sale of powder reaches $10,000,000 in a calendar year. As of quarter ended March 31, 2022 and 2021, and through this date, none of these milestones have occurred. Because collection of these milestone payments is not reasonably assured, we have not recorded any revenues in the accompanying financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the quarter ended March 31, 2022 and 2021, rental expense totaled $11,250 and $11,250 respectively.

Future minimum rental payments required under the lease are as follows:

2022	$33,750
2023	45,000
2024	18,750
Total minimum lease payments:	97,500
Less amount representing interest	(12,305)
Present value of minimum lease payments:	85,195

As of March 31, 2022, the company had recorded a right of use asset of $87,145, and current and non-current lease liabilities of $28,854 and $56,341, respectively.

Legal Matters – The company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the company’s financial statements.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2022 and 2021 (unaudited)

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owed a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount was also due in subsequent years. This agreement was terminated and settled in 2021. As of March 31, 2022 and 2021, liabilities of $0 and $833,333, respectively, were recorded to reflect the minimum future royalty payments.

Royalty Advances - In the quarter ended March 31, 2022 and 2021, the Company received royalty advances on future product sales of $0 and $0, respectively, from its pharmaceutical marketing partner. These cumulative advances were recorded as deferred revenue of $1,000,000 at March 31, 2021. In August 2021, the Company terminated its agreement with its marketing partner. As part of the termination settlement, the payments made to Coeptis as advance of royalty payments on product sales were deemed forfeited by the marketing partner, and to remain as payments to Coeptis for the licensing rights. As such, advances totaling $1,000,000 were recognized as licensing income in Other Income for the year ended December 31, 2021.

NOTE 8 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the quarter ended March 31, 2022 and 2021, no employer contributions were made.

NOTE 9 - CONCENTRATIONS

Major Customers – During the quarter ended March 31, 2021, 100%, of revenues were earned from one customer.

NOTE 10 – INCOME TAXES

For the three months ended March 31, 2022 and 2021, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 11 – SUBSEQUENT EVENT

Potential Asset acquisition -  On April 6, 2022, the Company entered into a strategic agreement with Statera Biopharma, Inc. (Nasdaq: STAB) giving Coeptis the exclusive right to negotiate a definitive agreement related to the acquisition by Coeptis of Statera’s toll-like receptor 5 (TLR5) agonist platform, including entolimod, a clinical-stage product currently being developed as a treatment for acute radiation syndrome. The consummation of the transaction is contingent upon a successful negotiation of a definitive agreement and satisfaction of a number of closing conditions, including a financing contingency. Coeptis and Statera have agreed to an exclusivity period through the date that is 30 days following the date on which the first draft of the definitive agreement is available to review by both parties.

Coeptis and Statera have agreed that the definitive agreement will provide for the payment by Coeptis to Statera of six million USD ($6,000,000) plus revenue-based milestone payments (to be defined in the definitive agreement) in exchange for a defined set of purchased assets that include Statera’s rights to any product containing Entolimod as an active ingredient and all other related TLR5 agonists, related intellectual property, contract rights, inventory and data related to such products.

Debt modification – On April 14, 2022 the company entered into Debt modification agreements with two note holders, extending the maturity of certain unsecured long term debt that was in default to July 31, 2022. The extensions were executed in exchange for consideration of warrants exchangeable for 650,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 4 for details of long-term debt and Note 5 for details of warrants.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three months ended March 31, 2022 and 2021 (unaudited)

Merger - On April 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BH Merger Sub, Inc., (“Merger Sub”) a Delaware corporation and wholly-owned subsidiary of Bull Horn Holdings Corp., a company incorporated in the British Virgin Islands (together with its successors, including after giving effect to the Domestication as described below, “Bull Horn” or the “Purchaser”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing (as defined below), Bull Horn will re-domicile from the British Virgin Islands to the State of Delaware through a statutory re-domestication (the “Domestication”), and (ii) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Coeptis (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”), with Coeptis continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Bull Horn (after the Domestication).

Prior to the Merger, all outstanding shares of Coeptis preferred stock will convert or exchange their shares of preferred stock for shares of Coeptis common stock at the applicable ratio in Coeptis organizational documents (the “Preferred Stock Exchange”).

In the Merger, (i) all shares of Coeptis common stock issued and outstanding immediately prior to the effective time of the Merger (other than those properly exercising any applicable dissenters rights under Delaware law), but after giving effect to the Preferred Stock Exchange, will be converted into the right to receive a portion of the Merger Consideration (as defined below), (ii) certain issued and outstanding warrants to acquire shares of Coeptis stock (the “Specified Warrants”) will be assumed by Bull Horn and converted into a warrant for shares of Bull Horn common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Coeptis common stock into the Merger Consideration (each, an “Assumed Warrant”), (iii) certain outstanding convertible debt of Coeptis (the “Coeptis Convertible Debt”) will be assumed by Bull Horn and be convertible into common stock of Bull Horn (the “Assumed Convertible Debt”) and (iv) any other outstanding securities with the right to convert into or acquire equity securities of Coeptis or its subsidiaries will be terminated. At the Closing, Bull Horn will change its name to “Coeptis Therapeutics Holdings, Inc.”.

The aggregate Merger consideration received by Coeptis security holders from Bull Horn at the Closing will have an aggregate value equal to (the “Merger Consideration”) (i) $175,000,000, minus (or plus if positive), (ii) the amount of Coeptis’ outstanding indebtedness as of immediately prior to the Closing (excluding Permitted Debt, as described below), net of its cash as of immediately prior to the Closing, minus (iii) the amount of Coeptis’ outstanding unpaid transaction expenses and transaction bonuses as of the Closing. The Merger Consideration will be payable, (a) in the case of Coeptis stockholders, solely in new shares of Bull Horn common stock, with each share of Bull Horn common stock valued at the price per share (the “Redemption Price”) at which each Bull Horn share of common stock is redeemed or converted pursuant to the redemption by Bull Horn of its public shareholders in connection with Bull Horn’s initial business combination, as required by its amended and restated memorandum and articles of association and Bull Horn’s initial public offering prospectus (the “Closing Redemption”), and (b) with respect to the holders of the Specified Warrants, by the assumption of such warrants by Bull Horn as Assumed Warrants. The Merger Consideration deliverable to Coeptis stockholders will be allocated pro rata after giving effect to the Preferred Stock Exchange and deducting the value attributable to the Assumed Warrants as if the Specified Warrants that become Assumed Warrants were exercised on a net exercise basis as of immediately prior to the Closing.

The Coeptis Convertible Debt, along with (i) certain other outstanding indebtedness of Coeptis as of the date of the Merger Agreement (which together with the Coeptis Convertible Debt, has aggregate outstanding obligations of approximately $3.9 million as of the date of the Merger Agreement), and (ii) certain other indebtedness that Coeptis is permitted to incur between the signing of the Merger Agreement and the Closing, will not affect the Merger Consideration payable to Coeptis security holders (the Coeptis Convertible Debt and such other indebtedness, “Permitted Debt”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934, including or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this Report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objective or other plans. The forward-looking statements contained in this Report speak only as of the date of this Report as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements. These and other statements which are not historical facts are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the failure to successfully develop a profitable business, delays in identifying customers, and the inability to retain a significant number of customers, as well as the risks and uncertainties described in “Risk Factors” section to our Annual Report for the fiscal year ended December 31, 2021.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended March 31, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q.

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

The United States market for Crohn’s disease was valued at $11.7 Billion in 2020 and is expected to expand at a CAGR of 4.8% from 2021 to 2028 [Source: Grand View Research 2021]. A large portion of this market, approximately 60%, are the biologic drugs. It is estimated that up to 40% of Crohn’s patients may be non-responsive to biologic treatments. The target market for STAT-201 includes patients who do not tolerate and/or are considered non-responsive to biologic treatment. The market potential for STAT-201 in Crohn’s disease alone is approximately $1.4-2.4 Billion annually in the United States.

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

Comparison of the three months ended March 31, 2022 and March 31, 2021

Revenues. Revenues, which were generated from consulting agreements, of $0 and $75,000 recorded in the three months ended March 31, 2022 and 2021 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $1,775,081 in the three months ended March 31, 2021 to $19,179,693 in the three months ended March 31, 2022. The increase is mainly due to higher professional services expense related to equity transactions.

General and Administrative Expenses. For the three months ended March 31, 2022 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. Management may separate out G&A expenses in 2022 and 2021, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $55,819 for the three months ended March 31, 2022 and was $34,737 for the three months ended March 31, 2021. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2022 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during the twelve months ended December 31, 2021 with cash and cash equivalents of $2,179,558. For the period ending March 31, 2022, cash and cash equivalents increased to $2,343,829.. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2022, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our Annual Report on Form 10-K contains information regarding a material weakness in our internal control over financial reporting as of December 31, 2021. For example, the Company lacked adequate segregation of duties which led to situations where individuals had access to both initiate and approve transactions with no additional formal review process.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KT for the ten-months ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

COEPTIS THERAPEUTICS, INC.
Registrant

Date: May 12, 2022	By:	/s/ Dave Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: May 12, 2022	By:	/s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer, Principal Financial and Accounting Officer

.

