Form 10-Q
period 2022-06-30
Coeptis Therapeutics Inc.
filed 2022-08-02
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 1, 2022, was 39,012,897.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2022

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Unaudited Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II -- OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES	24

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COPETIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$2,378,295	$2,179,558
TOTAL CURRENT ASSETS	2,378,295	2,179,558

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	12,003	11,311
Furniture and fixtures, net	13,234	13,926

OTHER ASSETS
Co-development options	4,054,166	4,554,167
Right of use asset, net of accumulated amortization	77,950	17,925
Total other assets	4,132,116	4,572,092
TOTAL ASSETS	$6,523,645	$6,765,576

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$268,465	$134,092
Accrued expenses	305,652	199,126
Notes payable, current portion	3,662,702	2,417,000
Notes payable, related parties, current portion	–	–
Right of use liability, current portion	19,451	14,724
TOTAL CURRENT LIABILITIES	4,256,270	2,764,942

LONG TERM LIABILITIES
Note payable	150,000	1,650,000
Right of use liability, non-current portion	56,341	–
TOTAL LONG TERM LIABILITIES	206,341	1,650,000
TOTAL LIABILITIES	$4,462,611	$4,414,942

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Common stock, $0.0001 par value, 750,000,000 shares authorized, 39,012,897 shares issued and outstanding at June 30, 2022, and 37,082,864 shares issued and 36,754,064 shares outstanding at December 31, 2021	3,776	3,550
Additional paid-in capital	58,587,415	30,144,374
Common stock subscribed	2,500	–
Treasury stock, 328,800 shares at cost	–	(247,165)
Accumulated deficit	(56,532,658)	(27,550,126)
TOTAL STOCKHOLDERS' EQUITY	2,061,034	2,350,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,523,645	$6,765,576

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
SALES
Consulting services	$–	$–	$–	$75,000
Sales	–	–	–	–
Total sales	–	–	–	75,000
Cost of goods, including inventory obsolescence	–	–	–	–
Gross profit	–	–	–	75,000

COST OF OPERATIONS
General and administrative expenses	9,744,977	2,580,971	25,460,292	4,318,408
Selling and marketing	4,051	–	4,052	2,918
Interest expense	63,826	43,098	119,644	77,823
Total operating expenses	9,812,854	2,624,069	25,583,988	4,399,149

LOSS FROM OPERATIONS	(9,812,854)	(2,624,069)	(25,583,988)	(4,324,149)

OTHER INCOME (EXPENSE)

Royalties and licensing fees	(5,000)	(166,667)	(5,000)	(416,667)
Gain (Loss) on extinguishment of debt	15,017	77,500	(3,393,542)	77,500
TOTAL OTHER INCOME (EXPENSE)	10,017	(89,167)	(3,398,542)	(339,167)

LOSS BEFORE INCOME TAXES	(9,802,837)	(2,713,235)	(28,982,530)	(4,663,316)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–	–	–
NET LOSS	$(9,802,837)	$(2,713,235)	$(28,982,530)	$(4,663,316)

LOSS PER SHARE
Loss per share, basic	$(0.25)	$(0.09)	$(0.76)	$(0.16)
Loss per share, fully diluted	$(0.25)	$(0.09)	$(0.76)	$(0.16)

Weighted average number of common shares outstanding, basic	38,657,490	30,412,242	38,042,870	29,543,639
Weighted average number of common shares outstanding, diluted	38,657,490	30,412,242	38,042,870	29,543,639

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2020	–	–	25,178,840	2,519	8,954,985	–	–	(14,100,846)	(5,143,342)

Retroactive application of recapitalization	8,000	1	1,589,400	–	(298,062)	–	–	–	(298,061)

Shares issued for cash	–	–	2,436,500	244	2,436,256	471,000	–	–	2,907,500

Shares issued for services	–	–	770,000	77	769,923	–	–	–	770,000

Net income (loss)	–	–	–	–	–	–	–	(1,950,081)	(1,950,081)

BALANCE AT MARCH 31, 2021	8,000	1	29,974,740	2,839	11,863,102	471,000	–	(16,050,927)	(3,713,986)

Shares issued for cash	–	–	1,281,664	128	1,922,368	(388,500)	–	–	1,533,996

Shares issued for services	–	–	690,000	69	1,034,931	–	–	–	1,035,000

Warrants issued for services	–	–	–	–	676,892	–	–	–	676,892

Shares issued through conversion of debt	–	–	694,000	69	1,040,931	–	–	–	1,041,000

Net income (loss)	–	–	–	–	–	–	–	(2,713,235)	(2,713,235)

BALANCE AT JUNE 30, 2021	8,000	1	32,640,404	3,106	16,538,223	82,500	–	(18,764,162)	(2,140,332)

BALANCE AT DECEMBER 31, 2021	8,000	1	37,082,864	3,550	30,144,374	–	(247,165)	(27,550,126)	2,350,634

Shares issued for cash	–	–	421,999	42	1,265,958	–	–	–	1,266,000

Shares issued for services	–	–	1,180,000	118	3,539,882	–	–	–	3,540,000

Retirement of shares	–	–	(328,800)	–	(247,165)	–	247,165	–	–

Warrants converted to shares	–	–	73,334	7	107,493	2,500	–	–	110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–	10,841,695

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–	3,408,559

Net income (loss)	–	–	–	–	–	–	–	(19,179,693)	(19,179,693)

BALANCE AT MARCH 31, 2022	8,000	1	38,429,397	3,717	49,060,796	2,500	–	(46,729,821)	2,337,154

Shares issued for cash	–	–	228,500	23	685,462	–	–	–	685,485

Shares issued for services	–	–	60,000	6	179,995	–	–	–	180,000

Warrants converted to shares	–	–	295,000	30	382,471		–	–	382,500

Warrants issued for services	–	–	–	–	8,278,691	–	–	–	8,278,691

Net income (loss)	–	–	–	–	–	–	–	(9,802,837)	(9,802,837)

BALANCE AT JUNE 30, 2022	8,000	1	39,012,897	3,776	58,587,415	2,500	–	(56,532,658)	2,061,034

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES

Net income (loss)	$(28,982,530)	$(4,663,316)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	500,692	848
Forgiveness of debt	–	(77,500)
Debt discount from modification of debt	(4,298)	–
Shares issued for non-employee services	3,720,000	1,805,000
Shares issued for conversion of debt	–	1,041,000
Warrants issued for extinguishment of debt	3,408,559	–
Warrants issued for services	19,120,386	676,892
(Increase) decrease in:
Right of use asset/liability	1,043	(658)
Increase (decrease) in:
Accounts payable	134,372	1,113,092
Accrued expenses	106,526	(525,779)
NET CASH USED IN OPERATING ACTIVITIES	(1,995,250)	(630,415)

INVESTING ACTIVITIES

Purchase of license right	–	(750,000)
Purchase of property and equipment	–	–
NET CASH USED IN INVESTING ACTIVITIES	–	(750,000)

FINANCING ACTIVITIES

Proceeds from notes payable	–	77,595
Repayment of notes payable	(250,000)	(527,905)
Repayment of notes payable, related parties	–	(604,000)
Cash paid for debt as part of merger/recapitalization	–	(298,061)
Shares issued for cash	1,951,487	4,358,624
Shares issued for cash for the conversion warrants	490,000	–
Cash received for stock subscription	2,500	82,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,193,987	3,088,753
NET INCREASE IN CASH	198,737	1,708,339
CASH AT BEGINNING OF PERIOD	2,179,558	202,965
CASH AT END OF PERIOD	$2,378,295	$1,911,304

SUPPLEMENTAL DISCLOSURES

Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six months ended June 30, 2022 and 2021 (unaudited)

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of June 30, 2022, along with its results of operations for the three and six-month periods ended June 30, 2022 and 2021 and cash flows for the six-month periods ended June 30, 2022 and 2021. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the six-month period ended June 30, 2022, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2022.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2022. There have been no material changes to the significant accounting policies during the six-month period ended June 30, 2022, except for items mentioned below.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. Actual results could differ from those estimates. The Company’s accounting estimates include the useful lives of long-lived assets and recoverability of those assets, and valuation allowance of deferred tax assets.

Adoption of New Accounting Pronouncements - The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of American (GAAP), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of the quarter ended June 30, 2022, the Company had accumulated deficit of $56,532,658. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include the sustained and aggressive developing and marketing of pharmaceutical products both domestically and abroad, and raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that aggressive marketing combined with additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were not met as of June 30, 2022.

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

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company has determined that these options have alternative future use and should be recorded as assets pursuant to ASC 730-10-25-2. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. As of June 30, 2022, the balance due under the two promissory notes totaled $1,500,000, with a maturity date of September 30, 2022. The Company is in compliance with the option agreement as of June 30, 2022.

Related to the joint development, Coeptis, under the direction of the joint steering committee, is assessing market opportunities, intellectual property protection, and potential regulatory strategies for the CD38 Assets. VyGen Bio is responsible for development activities conducted and overseen by the scientists at Karolinska Institute. The agreement does not currently require additional payments for R&D costs by Coeptis and no additional payments are required upon development or regulatory milestones.

NOTE 4 – DEBT

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

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022 the company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 400,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for details of warrants. The balance of the note is $500,000 at June 30, 2022, and is recorded in the financials net the debt discount of $3,220. The Company is in compliance with the debt agreement as of June 30, 2022.

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $0 as of June 30, 2022 and 2021, respectively.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note is $0 and $0 as of as of June 30, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $333,000 as of June 30, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022 the company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 250,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for details of warrants. The balance of the note is $167,000 at June 30, 2022, and is recorded in the financials net the debt discount of $1,078. The Company is in compliance with the debt agreement as of June 30, 2022.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The note was converted to equity in June 2021. The balance was $0 as of June 30, 2022, and 2021, respectively.

In September 2021, as part of a termination of license agreement with Purple BioTech, the Company issued a convertible note in the principal amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple BioTech into shares of Coeptis’ common stock. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. Coeptis may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost. The Company is in compliance with the debt agreement as of June 30, 2022.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. Both the PPP and the PPP2 loans were forgiven in full, along with accrued interest, during 2021. The balance of the notes was $0 and $77,595 as of June 30, 2022 and 2021, respectively.

On July 8, 2020, the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of June 30, 2022 and 2021.

Maturities of long-term debt are as follows for the quarter ended June 30,

2023	$–
2024	–
2025	–
2026	2,080
2027	3,126
Thereafter	144,794
Total long-term debt	$150,000

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

Common Stock - As of June 30, 2022 the Company had 39,012,897 shares of its common stock issued and outstanding, and on June 30, 2021 the Company had 32,640,404 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

In 2022 and 2021, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the quarter ended June 30, 2022 and 2021 was $685,462 and $1,922,368, respectively. Contributed capital recognized as additional paid in capital during the six-month periods June 30, 2022 and 2021 was $1,951,420 and $4,358,624. During the three and six-month periods ended June 30, 2022 and 2021, there were $0 in capital distributions.

Treasury Stock – As part of the Merger in February of 2021, the Company repurchased 328,800 shares of its common stock previously held by Vinings’ shareholders. The stock was recorded at the cost paid for it, of $247,165 and held as Treasury stock for the duration of 2021. Subsequent to year end, the Company retired the 328,800 shares of Treasury Stock, as of February 18, 2022.

Series A Preferred Stock - As of April 30, 2019, the Series A Preferred Stock had been canceled, and no shares remain outstanding. The rights and privileges of future issuances of the Series A Preferred stock will be determined at such time if and when they are issued. As of the balance sheet dates presented, there were 0 shares of Series A Preferred outstanding.

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

As of June 30, 2022 and December 31, 2021, there were 8,000 shares of Series B Preferred outstanding.

Common Stock Warrants - On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants. However, the required cash payment has not been received, and the warrants remain outstanding as of June 30, 2022.

On May 28, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. All warrants were outstanding on June 30, 2022.

On July 30th, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. 5,000 warrants at $1 per share were exercised on March 1, 2022, and on June 27, 2022 exercised 195,000 warrants at $1 per share and 75,000 warrants at $2 per share. As of June 30, 2022 there were 125,000 warrants remaining

On September 22, 2021, the Company issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple Biotech, granting Purple Biotech the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years.

On December 20, 2021, the Company issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. All warrants were outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. All warrants were outstanding on June 30, 2022. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification, and will be accounted for accordingly in the second quarter.

On January 28, 2022, the Company issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. All warrants were outstanding on June 30, 2022. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification, and will be accounted for accordingly in the second quarter.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. 296,666 warrants were outstanding on June 30, 2022. 53,334 warrants at $1.50 per share were exercised on March 1, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. All warrants were outstanding on June 30, 2022. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All additional warrants were outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. 210,000 warrants were outstanding on June 30, 2022. 15,000 warrants at $1.50 per share were exercised on March 1, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. All warrants were outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. On June 27, 2022 a total of 25,000 warrants were exercised, leaving 75,000 outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on June 30, 2022.

On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. All warrants were outstanding on June 30, 2022.

On March 30, 2022, the Company issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. All warrants were outstanding on June 30, 2022.

On March 30, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. All warrants were outstanding on June 30, 2022.

The warrants issued as of June 30, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years.

On April 19, 2022, Coeptis initiated a forced warrant conversation for certain warrants and on April 20, 2022, for additional warrants. The original expiration for the warrant conversions was set as May 19, 2022, and May 20, 2022. The expiration date was extended and moved to June 30, 2022. A second extension moved the expiration to July 15, 2022, and the third and most recent extension moved the expiration date for the warrant conversions to August 1, 2022.

Warrant contract	# Shares	$1.00	$1.50	$2.00	$3.00	$5.00
Coral Investment Partners Warrants	1,000,000	–	–	500,000	–	500,000

Warrant Holder	1,500,000	500,000	–	500,000	–	500,000

Warrant Holder	400,000	200,000	–	100,000	–	100,000
March 1, 2022	(5,000)	(5,000)	–	–	–	–
June 27, 2022	(270,000)	(195,000)	–	(75,000)	–	–
	125,000	–	–	25,000	–	100,000

Purple BioTech	300,000	–	–	–	–	300,000

Warrant Holder	600,000	600,000	–	–	–	–

Warrant Holder	250,000	–	250,000	–	–	–

Warrant Holder	400,000	–	400,000	–	–	–

Warrant Holder	775,000	–	775,000	–	–	–

Warrant Holder	200,000	–	200,000	–	–	–

Warrant Holder	350,000	–	350,000	–	–	–
March 1, 2022	(53,334)	–	(53,334)	–		–
	296,666	–	296,666	–	–	–

Warrant Holder	470,000	150,000	170,000	150,000	–	–

Warrant Holder	1,018,050	–	1,018,050	–	–	–

Warrant Holder	225,000	–	225,000	–	–	–
March 1, 2022	(15,000)	–	(15,000)	–	–	–
	210,000	–	210,000	–	–	–

Warrant Holder	100,000	100,000	–	–	–	–

Warrant Holder	100,000	–	100,000	–	–	–

Warrant Holder	100,000	–	100,000	–	–	–
June 27, 2022	(25,000)	–	(25,000)	–	–	–
	75,000	–	75,000	–	–	–

Warrant Holder	52,050	–	52,050	–	–	–

Warrant Holder	250,000	–	–	–	250,000	–

Warrant Holder	300,000	–	300,000	–	–	–

Total warrants outstanding for purchase of shares:	8,021,766	1,350,000	3,846,766	1,175,000	250,000	1,400,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During the quarter ended June 30, 2022 and 2021, rents paid totaled $11,250 and for the six-month period ended June 30, 2022 and 2021, rental expense totaled $22,500

Future minimum rental payments required under the lease are as follows:

2022 (remaining)	$22,500
2023	45,000
2024	18,750
Total minimum lease payments:	86,250
Less amount representing interest	(10,458)
Present value of minimum lease payments:	75,792

As of June 30, 2022, the company had recorded a right of use asset of $77,950, and current and non-current lease liabilities of $19,451 and $56,341, respectively.

Legal Matters – The company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the company’s financial statements.

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owed a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount was also due in subsequent years. This agreement was terminated and settled in September 2021. As of June 30, 2022 and 2021, liabilities of $0 and $1,000,000, respectively, were recorded to reflect the minimum future royalty payments.

Royalty Advances - In the year ended December 31, 2020, the Company received royalty advances on future product sales from its pharmaceutical marketing partner. These cumulative advances were recorded as deferred revenue of $1,000,000 at June 30, 2021. In August 2021, the Company terminated its agreement with its marketing partner. As part of the termination settlement, the payments made to Coeptis as advance of royalty payments on product sales were deemed forfeited by the marketing partner, and to remain as payments to Coeptis for the licensing rights. As such, advances totaling $1,000,000 were recognized as licensing income in Other Income for the year ended December 31, 2021. There were no royalty advances in the three- and six-month periods ended June 30, 2022 and 2021.

Potential Asset acquisition - On April 6, 2022, the Company entered into a strategic agreement with Statera Biopharma, Inc.(‘Statera’) (Nasdaq: STAB) giving Coeptis the exclusive right to negotiate a definitive agreement related to the acquisition by Coeptis of Statera’s toll-like receptor 5 (TLR5) agonist platform, including entolimod, a clinical-stage product currently being developed as a treatment for acute radiation syndrome. The consummation of the transaction is contingent upon a successful negotiation of a definitive agreement and satisfaction of a number of closing conditions, including a financing contingency. Coeptis and Statera have agreed to an exclusivity period through the date that is 30 days following the date on which the first draft of the definitive agreement is available to review by both parties.

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

Coeptis is currently continuing its due diligence review of the Entolimod opportunity, and in connection therewith is in the process of reviewing proposed loan documentation the proceeds of which would be used to finance the acquisition. Coeptis paid $61,250 as a good faith deposit on April 22, 2022, in connection with proposed financing through a third party.

Option Agreement - On April 29, 2022, Coeptis entered into an exclusive option agreement with University of Pittsburgh for rights to three chimeric antigen receptor T cell (CAR-T) technologies that offer the potential to address a range of hematologic and solid tumors. Among the initial cancer indications under development are pre-clinical programs targeting breast cancer and ovarian cancer. The exclusive option agreement involves the intellectual property rights to three technologies jointly developed in the laboratories of Jason Lohmueller, Ph.D., Assistant Professor of Immunology; Alexander Deiters, Ph.D., Professor of Chemistry; and Olivera Finn, Ph.D., Professor of Immunology: 1) mSA2 affinity-enhanced biotin-binding CAR, 2) universal self-labeling SynNotch and CARs for programable antigen-targeting, and 3) conditional control of universal CAR-T cells through stimulus-reactive adaptors. Per the option agreement, Coeptis paid the University of Pittsburgh a non-refundable fee of $5,000 for the exclusive option to license the patent rights to each of the three technologies. Coeptis has until October 29, 2022, to exercise the options and pay the specified exercise considerations. The option agreement may be extended an additional six months, subject to the agreement of both parties.

NOTE 7 - 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the six months ended June 30, 2022 and 2021, no employer contributions were made.

NOTE 8 – INCOME TAXES

For the six months ended June 30, 2022 and 2021, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q.

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

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD038 Agreements. In connection with the two amendments, we delivered to VyGen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and also entered into an amendment of the CD038-GEAR-NK promissory note to extend the maturity date to June 30, 2022 and to increase the scalable downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%. Pursuant to the CD038-GEAR-NK amendment, if the promissory note is timely paid by June 30, 2022, Coeptis will maintain its 50% ownership interest in the CD38-GEAR-NK product candidate, and if the CD38-GEAR-NK promissory note is not timely paid by June 30, 2022, Coeptis’ ownership interest in such assets will automatically be reduced to 25% and the promissory note will be automatically cancelled and will no longer be due or payable. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to the our Current Report on Form 8-K dated December 27, 2021.

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

Comparison of the three months ended June 30, 2022 and June 30, 2021

Revenues. Revenues, which were generated from consulting agreements of $0 and $0 recorded in the three months ended June 30, 2022 and 2021 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $2,624,069 in the three months ended June 30, 2021 to $9,812,854 in the three months ended June 30, 2022. The increase is mainly due to higher professional services fees, as well as warrant expense.

General and Administrative Expenses. For the three months ended June 30, 2022 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. In addition, a substantial amount of General and Administrative Expenses resulted from warrant expense. The warrants issued as of June 30, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years. General and Administrative Expenses for the three months ended June 30, 2022 was $9,744,977 and was $2,580,971 for the three months ended June 30, 2021. Management may separate out G&A expenses in 2022 and 2021, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $63,826 for the three months ended June 30, 2022 and was $43,098 for the three months ended June 30, 2021. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2021 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Comparison of the six months ended June 30, 2022 and June 30, 2021

Revenues. Revenues, which were generated from consulting agreements of $0 for the six months ended June 30, 2022 and $75,000 for the six months ended June 30, 2021. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $4,399,149 in the six months ended June 30, 2021 to $25,583,988 in the six months ended June 30, 2022. The increase is mainly due to higher professional services related to the merger transaction, as well as warrant expense.

General and Administrative Expenses. For the six months ended June 30, 2022 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. In addition, a substantial amount of General and Administrative Expenses result from warrant expense. The warrants issued as of June 30, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years. General and Administrative Expenses for the six months ended June 30, 2022 was $25,460,292 and was $4,318,408 for the six months ended June 30, 2021. Management may separate out G&A expenses in 2022 and 2021, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $119,644 and $77,823 for the six months ended June 30, 2022 and 2021, respectively. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein. Management expects that in 2022 and thereafter, interest expense will increase, as it may take on debt from insiders or independent third parties to fund operations either while awaiting receipt of the proceeds of equity capital financings or as a stand-alone strategy in addition to raising capital through equity capital financings.

Financial Resources and Liquidity. The Company had limited financial resources during the twelve months ended December 31, 2021 with cash and cash equivalents of $2,179,558. For the period ending June 30, 2022, cash and cash equivalents increased to $2,378,295. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2022, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based upon that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, we issued (i) 650,499 shares of our common stock in connection with an offering of our common stock that was made in reliance upon an exemption from registration provided by Regulation A Section 506(b) of Regulation D and (ii) _368,334 shares of our common stock upon the exercise of outstanding warrants.

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

COEPTIS THERAPEUTICS, INC.
Registrant

Date: August 2, 2022	By:	/s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: August 2, 2022	By:	/s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer, Principal Financial an Accounting Officer

.

