Form 10-Q
period 2022-09-30
Coeptis Therapeutics Inc.
filed 2022-11-08
CIK 1819663

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 7, 2022, was 19,516,373.

COEPTIS THERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

ASSETS
	As of
	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash	$7,370,909	$2,179,558
Accounts receivable	8,075	–
Inventories	–	–
TOTAL CURRENT ASSETS	7,378,984	2,179,558

PROPERTY AND EQUIPMENT
Furniture and fixtures	25,237	25,237
Less: accumulated depreciation	12,349	11,311
Furniture and fixtures, net	12,888	13,926

OTHER ASSETS
Co-development options	3,804,167	4,554,167
Right of use asset, net of accumulated amortization	68,541	17,925
Total other assets	3,872,708	4,572,092
TOTAL ASSETS	$11,264,580	$6,765,576

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$327,873	$134,092
Accrued expenses	360,176	199,126
Notes payable, current portion	3,617,001	2,417,000
Notes payable, related parties, current portion	–	–
Right of use liability, current portion	9,834	14,724
TOTAL CURRENT LIABILITIES	4,314,884	2,764,942

LONG TERM LIABILITIES
Note payable	150,000	1,650,000
Right of use liability, non-current portion	56,341	–
TOTAL LONG TERM LIABILITIES	206,341	1,650,000
TOTAL LIABILITIES	$4,521,225	$4,414,942

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 8,000 and -0- shares issued and outstanding, respectively	1	1
Common stock, $0.0001 par value, 750,000,000 shares authorized, 43,207,163 shares issued and outstanding at September 30, 2022, and 37,082,864 shares issued and 36,754,064 shares outstanding at December 31, 2021	4,196	3,550
Additional paid-in capital	68,920,525	30,144,374
Treasury stock, 328,800 shares at cost	–	(247,165)
Accumulated deficit	(62,181,367)	(27,550,126)
TOTAL STOCKHOLDERS' EQUITY	6,743,355	2,350,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,264,580	$6,765,576

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	3 Months Ended		9 Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
SALES
Consulting services	$–	$–	$–	$75,000
Sales	–	–	–	–
Total sales	–	–	–	75,000
Cost of goods, including inventory obsolescence	–	–	–	–
Gross profit	–	–	–	75,000

COST OF OPERATIONS
Research and development	20,887	–	20,887	–
General and administrative expenses	5,488,540	6,759,339	30,948,831	11,077,747
Selling and marketing	2,859	–	6,911	2,918
Interest expense	56,423	188,559	176,068	266,382
	5,568,709	6,947,898	31,152,697	11,347,048

LOSS FROM OPERATIONS	(5,568,709)	(6,947,898)	(31,152,697)	(11,272,048)

OTHER INCOME (EXPENSE)
Royalties and licensing fees	(80,000)	3,543	(85,000)	(413,124)
Licensing income	–	1,000,000	–	1,000,000
Other Income	–	–	–	77,500
Other Gain (Loss) *on extinguishment of debt and write down of assets	–	(2,000)	(3,393,542)	(2,000)
TOTAL OTHER INCOME (EXPENSE)	(80,000)	1,001,543	(3,478,542)	662,376

LOSS BEFORE INCOME TAXES	(5,648,709)	(5,946,356)	(34,631,239)	(10,609,672)

PROVISION FOR INCOME TAXES (BENEFIT)	–	–	–	–
NET LOSS	$(5,648,709)	$(5,946,356)	$(34,631,239)	$(10,609,672)

LOSS PER SHARE

Loss per share, basic and fully diluted	$(0.14)	$(0.17)	$(0.90)	$(0.34)

Weighted average number of common shares outstanding	39,944,087	34,060,556	38,678,939	31,054,813

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Unaudited

	SERIES B					ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK			PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT		CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

BALANCE AT DECEMBER 31, 2020	–	$–	25,178,840	4	2,519	$8,954,985	$–	$–	$(14,100,846)	$(5,143,342)

Retroactive application of recapitalization	8,000	1	1,589,400		–	(298,062)	–	–	–	(298,061)

Shares issued for cash	–	–	2,436,500		244	2,436,256	471,000	–	–	2,907,500

Shares issued for services	–	–	770,000		77	769,923	–	–	–	770,000

Net income (loss)	–	–	–		–	–	–	–	(1,950,081)	(1,950,081)

BALANCE AT MARCH 31, 2021	8,000	1	29,974,740		2,839	11,863,102	471,000	–	(16,050,927)	(3,713,987)

Shares issued for cash	–	–	1,281,664		128	1,922,368	(388,500)	–	–	1,533,996

Shares issued for services	–	–	690,000		69	1,034,931	–	–	–	1,035,000

Warrants issued for services	–	–	–		–	676,892	–	–	–	676,892

Shares issued through conversion of debt	–	–	694,000		69	1,040,931	–	–	–	1,041,000

Net income (loss)	–	–	–		–	–	–	–	(2,713,235)	(2,713,235)

BALANCE AT JUNE 30, 2021	8,000	1	32,640,404		3,106	16,538,223	82,500	–	(18,764,162)	(2,140,333)

(continued)

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Unaudited

(Continued)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

Shares issued for cash	–	$–	1,705,329	$171	$2,557,828	1,294,500	$–	$–		$3,852,499

Shares issued for services	–	–	405,000	41	607,460	–	–	–		607,501

Warrants issued for services	–	–	–	–	2,301,879	–	–	–		2,301,879

Stock based compensation	–	–	–	–	1,897,585	–	–	–		1,897,585

Net income (loss)	–	–	–	–	–	–	–	(5,946,356)		(5,946,356)

BALANCE AT SEPTEMBER 30, 2021	8,000	$1	34,750,733	$3,317	$23,902,975	$1,377,000	$–	$(24,710,518)	4	572,774

BALANCE AT DECEMBER 31, 2021	8,000	$1	37,082,864	$3,550	$30,144,374	$–	$(247,165)	$(27,550,126)		$2,350,634

Shares issued for cash	–	–	421,999	42	1,265,958	–	–	–		1,266,000

Shares issued for services	–	–	1,180,000	118	3,539,882	–	–	–		3,540,000

Retirement of shares	–	–	(328,800)	–	(247,165)	–	247,165	–		–

Warrants converted to shares	–	–	73,334	7	107,493	2,500	–	–		110,000

Warrants issued for services	–	–	–	–	10,841,695	–	–	–		10,841,695

Warrants issued for extinguishment of debt	–	–	–	–	3,408,559	–	–	–		3,408,559

Net income (loss)	–	–	–	–	–	–	–	(19,179,693)		(19,179,693)

BALANCE AT MARCH 31, 2022	8,000	1	38,429,397	3,718	49,060,796	2,500	–	(46,729,821)		2,337,195

(continued)

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Unaudited

(Continued)

	SERIES B				ADDITIONAL	COMMON
	PREFERRED STOCK		COMMON STOCK		PAID-IN	STOCK	TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SUBSCRIBED	STOCK	DEFICIT	TOTAL

Shares issued for cash	–	–	228,500	23	685,462	–	–	–	685,485

Shares issued for services	–	–	60,000	6	179,994	–	–	–	180,000

Warrants converted to shares	–	–	295,000	30	382,471	–	–	–	382,500

Warrants issued for services	–	–	–	–	8,278,691	–	–	–	8,278,691

Net income (loss)	–	–	–	–	–	–	–	(9,802,837)	(9,802,837)

BALANCE AT JUNE 30, 2022	8,000	1	39,012,897	3,776	58,587,414	2,500	–	(56,532,658)	2,061,034

Shares issued for cash	–	–	550,000	55	1,319,945	–	–	–	1,320,000

Shares issued for services	–	–	300,000	30	899,970	–	–	–	900,000

Warrants converted to shares	–	–	3,344,266	334	4,757,990	(2,500)	–	–	4,755,824

Warrants issued for services	–	–	–	–	3,355,206	–	–	–	3,355,206

Net income (loss)	–	–	–	–	–	–	–	(5,648,709)	(5,648,709)

BALANCE AT SEPTEMBER 30, 2022	8,000	$1	43,207,163	$4,196	$68,920,525	$–	$–	$(62,181,367)	$6,743,355

The accompanying notes are an integral part of the consolidated financial statements.

COEPTIS THERAPEUTICS, INC formerly known as VININGS HOLDING, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	9 Months Ended
	September 30, 2022	September 30, 2021

OPERATING ACTIVITIES
Net income (loss)	$(34,631,239)	$(10,609,672)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	751,038	1,214
Forgiveness of debt	–	(77,500)
Shares issued for non-employee services	4,620,000	2,412,500
Stock based compensation	–	1,897,585
Shares issued for conversion of debt	–	1,041,000
Warrants issued for services	22,475,592	2,978,771
Warrants issued for extinguishment of debt	3,408,559	–

(Increase) decrease in:
Accounts receivable	(8,075)	(4,516)
Right of use asset/liability	836	(988)
Increase (decrease) in:
Accounts payable	193,780	(340,621)
Accrued expenses	161,050	(578,335)
Deferred revenue	–	(1,000,000)
NET CASH USED IN OPERATING ACTIVITIES	(3,028,459)	(4,280,561)

INVESTING ACTIVITIES
Purchase of license right	–	(4,804,167)
NET CASH USED IN INVESTING ACTIVITIES	–	(4,804,167)

FINANCING ACTIVITIES
Proceeds from notes payable	–	4,827,595
Repayment of notes payable	(300,000)	(527,905)
Repayment of notes payable, related parties	–	(604,000)
Cash paid for debt as part of merger/recapitalization	–	(298,061)
Shares issued for cash	3,271,485	6,916,994
Shares issued for cash for the conversion warrants	5,248,324	–
Cash received for stock subscription	–	1,377,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,219,809	11,691,623
NET INCREASE IN CASH	5,191,351	2,606,897
CASH AT BEGINNING OF PERIOD	2,179,558	202,965
CASH AT END OF PERIOD	$7,370,909	$2,809,861

SUPPLEMENTAL DISCLOSURES
Interest paid	$–	$–
Taxes paid (refunded)	$–	$–

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to fairly present the financial position of the Company as of September 30, 2022, along with its results of operations for the three and nine-month periods ended September 30, 2022 and 2021 and cash flows for the nine-month periods ended September 30, 2022 and 2021. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for the nine-month period ended September 30, 2022, are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2022.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2022. There have been no material changes to the significant accounting policies during the nine-month period ended September 30, 2022, except for items mentioned below.

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

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of American (GAAP), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financials or establish itself as a profitable business. As of the quarter ended September 30, 2022, the Company had accumulated deficit of $62,181,367. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to operations include raising additional capital through sales of equity or debt securities as may be necessary to pursue its business plans and sustain operations until such time as the Company can achieve profitability. Management believes that additional financing as necessary will result in improved operations and cash flow. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 – LICENSE RIGHT

In 2019, the Company entered into an agreement with a foreign entity to market, distribute, and sell the Consensi product (Product) on an exclusive basis within the United States and Puerto Rico. Upon execution of the Agreement the Company paid $1,000,000 to the foreign entity. Milestone payments were due as follows; (1) $1,500,000 upon completion of the CMC Plan as reimbursements of costs incurred by the foreign entity, (2) $1,000,000 was due upon first commercial sale of the Product which occurred in June 2020. Milestones were met and paid as of September 30, 2022.

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

During the year ended December 31, 2021, the Company and VyGen-Bio, Inc. (“Vy-Gen”) entered into agreements to jointly develop and commercialize two Vy-Gen product candidates, CD38-GEAR-NK and CD38-Diagnostic (the “CD38 Assets”). The Company paid $1,750,000 and issued promissory notes totaling $3,250,000 to Vy-Gen in accordance with the agreements. The collaboration arrangement provides the right for the Company to participate, under the direction of a joint steering committee, in the development and commercialization of the CD38 Assets and a 50/50 profit share, with the profit share subject to contingent automatic downward adjustment up to 25% upon an event of default in connection with the promissory notes. The Company capitalized $5,000,000 to be amortized over a five-year period in which the CD38 Assets are expected to contribute to future cash flows. In March of 2022, a $250,000 payment was made toward the promissory notes. As of September 30, 2022, the balance due under the two promissory notes totaled $1,500,000, with a maturity date of November 15, 2022. The Company is in compliance with the option agreement as of September 30, 2022.

The Company made certain judgements as the basis in determining the accounting treatment of these options. The CD38 Assets represent a platform technology and a diagnostic tool which have multiple applications and uses. Both projects are intended to be used in more than one therapy or diagnostic option. For example, GEAR-NK is a technology which allows for the gene editing of human natural killer cells, so that these cells can no longer bind and be destroyed by targeted monoclonal antibody treatments. The GEAR-NK technology can be modified to work concomitantly with many different monoclonal antibody treatments in which there are currently over 100 approved by the FDA. Anti-CD38 is only the first class of monoclonal antibody treatments being developed under the GEAR-NK platform. Therefore, the pursuit of FDA approval for the use of CD38 assets for at least one indication or medical device approval is at least reasonably expected. Further, as the diagnostic asset may be used as an in vitro technology, it could be classified as a medical device, and therefore toxicity studies would not be a contingency to be resolved before reasonably establishing future value assumptions. In addition, there is perceived value in the CD38 assets, based on publicly disclosed current business deals in cell therapies, the developing market for these innovative technologies, and current interest from third parties in these technologies. The Company may sell or license its right to another party, with the written consent of VyGen Bio, which cannot be unreasonably withheld. Furthermore, the Company believes that any negative results from ongoing development of a single therapy or use, would not result in abandoning the project. Given these considerations, The Company has determined that these options have alternative future use and should be recorded as assets pursuant to ASC 730-10-25-2.

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

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $500,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022 the company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 400,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for details of warrants. As of September 30, 2022, the balance of the note was $500,000 and the Company is in default of the agreement. i

In January 2020, the Company entered into a Senior Secured Note agreement with a related party stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $0 as of September 30, 2022 and 2021, respectively.

In January 2020, the Company entered into another Senior Secured Note agreement with a stockholder. The principal amount of $250,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note is $0 and $0 as of as of September 30, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $333,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. This debt was converted to equity in June 2021. The balance of the note was $0 and $333,000 as of September 30, 2022 and 2021, respectively.

In January 2020, the Company entered into a Senior Secured Note agreement with an unrelated party. The principal amount of $167,000, which is secured by a security agreement, together with interest at 8%, plus additional 2% in the event of default, was due February 8, 2021. On April 14, 2022 the company entered into a Debt modification agreement with the note holder, extending the maturity to July 31, 2022. The extension was executed in exchange for consideration of warrants exchangeable for 250,000 shares of common stock at a price of $1.50 per share issued to the debt holders on January 28, 2022. See Note 5 for details of warrants. The balance of the note is $117,000 at September 30, 2022. The Company is in default of the debt agreement as of September 30, 2022.

In September 2020, the Company entered a non-interest bearing, unsecured note agreement with two shareholders for $104,000 with an unspecified due date. The note was converted to equity in June 2021. The balance was $0 as of September 30, 2022, and 2021, respectively.

In September 2021, as part of a termination of license agreement with Purple BioTech, the Company issued a convertible note in the principal amount of $1,500,000 that is payable on or before February 2023, bearing interest of 5% per annum and convertible in whole or in part at any time by Purple BioTech into shares of Coeptis’ common stock. The conversion price is $5 per share of common stock, subject to certain adjustments under such terms and conditions as agreed between the parties. Coeptis may prepay the principal amount of the Note plus accrued and unpaid interest at any time, prior to the Maturity Date. Inventory, which has been fully written-off on the Company’s balance sheet, will be transferred back to Purple at Purple’s cost. The Company is in compliance with the debt agreement as of September 30, 2022.

Loans under the CARES Act -- On May 6, 2020, the Company received loan proceeds in the amount of approximately $77,500 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In February 2021, an additional $77,595 was received by the Company under the second round of PPP (“PPP2”). The Company has used the proceeds for purposes consistent with its intended use. Both the PPP and the PPP2 loans were forgiven in full, along with accrued interest, during 2021. The balance of the notes was $0 and $77,595 as of September 30, 2022 and 2021, respectively.

On July 8, 2020, the Company received a loan of $150,000 from the from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Proceeds are intended to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly in the amount of $731. Installment payments have been deferred by the SBA until January 2023. The balance of principal and interest is payable thirty years from the date of the promissory note. The balance of the loan is $150,000, as of September 30, 2022 and 2021.

Maturities of long-term debt are as follows for the years ended December 31,

2022	$–
2023	–
2024	–
2025	–
2026	–
2027	1,420
Thereafter	148,580
Total long-term debt	$150,000

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

Common Stock - As of September 30, 2022 the Company had 43,207,163 shares of its common stock issued and outstanding, and on September 30, 2021 the Company had 34,750,733 shares of its common stock issued and outstanding. All references to the common shares outstanding have been retroactively adjusted to reflect the stock splits unless stated otherwise.

In 2022 and 2021, the Company raised capital by issuance of common stock above the stated par value. The contributed capital recognized as additional paid in capital during the quarter ended September 30, 2022 and 2021 was $1,319,945 and $2,557,828, respectively. Contributed capital recognized as additional paid in capital during the nine-month periods ended September 30, 2022 and 2021 was $3,271,365 and $6,916,452. During the three and nine-month periods ended September 30, 2022 and 2021, there were $0 in capital distributions.

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

As of September 30, 2022 and December 31, 2021, there were 8,000 shares of Series B Preferred outstanding.

Common Stock Warrants – On November 23, 2020, the Company issued a class A and a class B warrant to Coral Investment Partners, LP (“CIP”), with each warrant granting CIP the right to purchase 500,000 shares of common stock at a price of $2 for Class A or $5 for Class B. The warrants expire on November 30, 2023. The warrants also contain a cashless exercise provision and contained anti-dilution provisions. In October 2021, the Company was notified by the warrant holder that they intend to exercise its right to purchase shares of the Company under these warrants. However, the required cash payment has not been received, and as of September 30, 2022, all warrants remain outstanding.

Warrant Holder 1 - On May 28, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 500,000 shares of common stock at a price of $1 per share, 500,000 shares at $2 per share, and 500,000 shares at $5 per share. The warrants expire on June 1, 2026. As part of the call, 2,500 warrants at $1 per share were exercised on July 28, 2022. As of September 30, 2022, there are 1,497,500 warrants outstanding.

Warrant Holder 2 - On July 30, 2021, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1 per share, 100,000 shares at $2 per share, and 100,000 shares at $5 per share. The warrants expire on July 26, 2026. As part of the call, 5,000 warrants at $1 per share were exercised on March 1, 2022, and 195,000 warrants at $1 per share and 75,000 warrants at $2 per share were exercised on June 27, 2022. 25,000 warrants at $2 per share expired on September 13, 2022 as a result of the call. As of September 30, 2022, there are 100,000 warrants outstanding.

On September 22, 2021, the Company issued a warrant in conjunction with the termination of the license right (see Note 3) with Purple Biotech, granting Purple Biotech the right to purchase 300,000 shares of common stock at $5 per share, subject to certain adjustments. During 2021, the Company recorded $1,897,585 as general and administrative expense in condensed consolidated statement of operations upon immediate vesting of the Warrant. The warrant was valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price of $5.00 per share, 2) fair value of $6.50 per share, 3) discount rate of 0.48%, 3) dividend rate of 0%, and 4) a term of 3 years. As of September 30, 2022, all warrants remain outstanding.

Warrant Holder 3 – On December 20, 2021, the Company issued a warrant to a third party in exchange for services to be provided, granting the warrant holder the right to purchase 600,000 shares of common stock at a price of $1 per share. The warrants expire on December 20, 2026. As part of the call, 300,000 of the warrants were transferred to Warrant Holder 4, and 175,000 of the warrants were transferred to Warrant Holder 5. The remaining 115,000 warrants at $1 per share were exercised on August 19, 2022, and 10,000 warrants at $1 per share expired on September 13, 2022 as a result of the call. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 4 – On July 13, 2022, Warrant Holder 3 transferred 300,000 warrants to Warrant Holder 4 with the same terms. As part of a call, 300,000 warrants at $1 per share were exercised on August 19, 2022. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 5 – On September 6, 2022, Warrant Holder 3 transferred 175,000 warrants to Warrant Holder 5 with the same terms, and on Warrant Holder 9 transferred 200,000 to Warrant Holder 5 with the same terms. As of September 30, 2022, all warrants remain outstanding.

Warrant Holder 6 – On January 28, 2022, the Company issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. As of September 30, 2022, all warrants remain outstanding. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification.

Warrant Holder 7 - On January 28, 2022, the Company issued a warrant to a third party in exchange for contemplation of a debt extension, granting the warrant holder the right to purchase 400,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. The warrants expire on January 31, 2024. The warrants were expensed immediately as a loss on extinguishment of debt. As of September 30, 2022, all warrants remain outstanding. Subsequently, on April 14, 2022, an agreement was executed with the debt holder extending the maturity of the debt to July 31, 2022 in recognition of the warrants issued on January 28, 2022. This amendment was treated as a debt modification.

Warrant Holder 8 – On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 775,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 775,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 9 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 200,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, all 200,000 warrants at $1.50 per share were transferred to Warrant Holder 5. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 10 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 350,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 53,334 warrants at $1.50 per share were exercised on March 1, 2022, 50,000 warrants at $1.50 per share were exercised on August 19, 2022 and 246,666 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 11 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 150,000 shares of common stock at a price of $1 per share and 150,000 shares at $2 per share. The warrants expire on January 31, 2024. On April 14, 2022, the Company issued an additional warrant in exchange for professional services, granting the warrant holder the right to purchase an additional 170,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As of September 30, 2022, all warrants remain outstanding.

Warrant Holder 12 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 1,018,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on August 19, 2022, and 918,050 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 13 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 225,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 15,000 warrants at $1.50 per share were exercised on March 1, 2022, and 210,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 14 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1 per share were exercised on August 19, 2022. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 15 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 100,000 warrants at $1.50 per share were exercised on September 14, 2022.  As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 16 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 100,000 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 25,000 warrants at $1.50 per share were exercised on June 27, 2022, and 75,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 17 - On January 28, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 52,050 shares of common stock at a price of $1.50 per share. The warrants expire on January 31, 2024. As part of the call, 52,050 warrants at $1.50 per share were exercised on September 14, 2022.  As of September 30, 2022, there are no warrants outstanding.

Warrant Holder 18 - On March 30, 2022, the Company issued a warrant to a third party in conjunction with an investment, granting the warrant holder the right to purchase 250,000 shares of common stock at a price of $3 per share. The warrants expire on March 30, 2024. As of September 30, 2022, all warrants remain outstanding.

Warrant Holder 19 - On March 30, 2022, the Company issued a warrant to a third party in exchange for professional services, granting the warrant holder the right to purchase 300,000 shares of common stock at a price of $1.50 per share. The warrants expire on April 1, 2027. As part of the call, 300,000 warrants at $1.50 per share were exercised on September 14, 2022. As of September 30, 2022, there are no warrants outstanding.

The warrants issued since May 28, 2021 and as of September 30, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years.

On April 19, 2022, Coeptis initiated a forced warrant conversation (the call) for certain warrants and on April 20, 2022, for additional warrants. The original expiration for the warrant conversions was set as May 19, 2022, and May 20, 2022. The expiration date was extended and moved to June 30, 2022. A second extension moved the expiration to July 15, 2022, and the third extension moved the expiration date for the warrant conversions to August 1, 2022. The final extension was extended and moved to September 13, 2022. Warrants part of the call that were not exercised by this date expired.

Warrant contract	# Shares	$1.00	$1.50	$2.00	$3.00	$5.00
Coral Investment Partners Warrants	1,000,000			500,000		500,000

Warrant Holder 1	1,500,000	500,000	–	500,000	–	500,000
July 28,2022	(2,500)	(2,500)	–	–	–	–
	1,497,500	497,500	–	500,000	–	500,000

Warrant Holder 2	400,000	200,000	–	100,000	–	100,000
March 1, 2022	(5,000)	(5,000)	–	–	–	–
June 27, 2022	(45,000)	(45,000)	–	–	–	–
June 27, 2022	(225,000)	(150,000)	–	(75,000)	–	–
Expired - September 13, 2022	(25,000)	–	–	(25,000)	–	–
	100,000	–	–	–	–	100,000

Purple BioTech	300,000	–	–	–	–	300,000

Warrant Holder 3	600,000	600,000	–	–	–	–
Transfer to Warrant Holder 4	(300,000)	(300,000)	–	–	–	–
Transfer to Warrant Holder 5	(175,000)	(175,000)	–	–	–	–
August 19, 2022	(115,000)	(115,000)	–	–	–	–
Expired - September 13, 2022	(10,000)	(10,000)	–	–	–	–
	–	–

Warrant Holder 4
Transfer from Warrant Holder 3	300,000	300,000	–	–	–	–
August 19, 2022	(300,000)	(300,000)	–	–	–	–
	–	–	–	–	–	–

Warrant Holder 5
Transfer from Warrant Holder 3	175,000	175,000	–	–	–	–
Transfer from Warrant Holder 9	200,000	–	200,000	–	–	–
	375,000	175,000	200,000	–	–	–

Warrant contract	# Shares	$1.00	$1.50	$2.00	$3.00	$5.00
Warrant Holder 6	250,000	–	250,000	–	–	–

Warrant Holder 7	400,000	–	400,000	–	–	–

Warrant Holder 8	775,000	–	775,000	–	–	–
September 14, 2022	(775,000)	–	(775,000)	–	–	–
	–	–	–	–	–	–

Warrant Holder 9	200,000	–	200,000	–	–	–
Transfer to Warrant Holder 5	(200,000)	–	(200,000)	–	–	–
	–	–	–	–	–	–

Warrant Holder 10	350,000	–	350,000	–	–	–
March 1, 2022	(53,334)	–	(53,334)	–	–	–
August 19, 2022	(50,000)	–	(50,000)	–	–	–
September 14, 2022	(246,666)	–	(246,666)	–	–	–
	–	–	–	–	–	–

Warrant Holder 11	300,000	150,000	–	150,000	–	–
April 14, 2022	170,000	–	170,000	–	–	–
	470,000	150,000	170,000	150,000	–	–

Warrant Holder 12	1,018,050	–	1,018,050	–	–	–
August 19, 2022	(100,000)	–	(100,000)	–	–	–
September 14, 2022	(918,050)	–	(918,050)	–	–	–
	–	–	–	–	–	–

Warrant Holder 13	225,000	–	225,000	–	–	–
March 1, 2022	(15,000)	–	(15,000)	–	–	–
September 14, 2022	(210,000)	–	(210,000)	–	–	–
	–	–	–	–	–	–

Warrant Holder 14	100,000	100,000	–	–	–	–
August 19, 2022	(100,000)	(100,000)	–	–	–	–
	–	–	–	–	–	–

Warrant Holder 15	100,000	–	100,000	–	–	–
September 14, 2022	(100,000)	–	(100,000)	–	–	–
	–	–	–	–	–	–

Warrant Holder 16	100,000	–	100,000	–	–	–
June 27, 2022	(25,000)	–	(25,000)	–	–	–
September 14, 2022	(75,000)	–	(75,000)	–	–	–

Warrant contract	# Shares	$1.00	$1.50	$2.00	$3.00	$5.00
Warrant Holder 17	52,050	–	52,050	–	–	–
September 14, 2022	(52,050)	–	(52,050)	–	–	–
	–	–	–	–	–	–

Warrant Holder 18	250,000	–	–	–	250,000	–

Warrant Holder 19	300,000	–	300,000	–	–	–
September 14, 2022	(300,000)	–	(300,000)	–	–	–
	–	–	–	–	–	–
Total warrants outstanding for purchase of shares:	4,642,500	822,500	1,020,000	1,150,000	250,000	1,400,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under an operating lease commencing December 1, 2017 through November 30, 2019 and a first lease extensions commending December 1, 2019 through May 31, 2020. The second lease extension extends the lease for twenty-four months, beginning on June 1, 2020 and ending on May 31, 2022. The third lease extension extends the lease for twenty-four months, beginning on June 1, 2022 and ending on May 31, 2024. The monthly rent is $3,750. On January 1, 2019, the Company adopted ASC Topic 842, Leases, requiring this lease to be recorded as an asset and corresponding liability on its consolidated balance sheet. The Company records rent expense associated with this lease on the straight-line basis in conjunction with the terms of the underlying lease. During both the quarter ended September 30, 2022 and 2021, rents paid totaled $11,250, and for both of the nine-month periods ended September 30, 2022 and 2021, rents paid totaled $33,750.

Future minimum rental payments required under the lease are as follows:

2022 (remaining)	$11,250
2023	45,000
2024	14,999
Total minimum lease payments:	71,249
Less amount representing interest	(5,074)
Present value of minimum lease payments:	$66,175

As of September 30, 2022, the company had recorded a right of use asset of $68,541, and current and non-current lease liabilities of $9,834 and $56,341, respectively.

Legal Matters – The company is currently not a defendant in any litigation or threatened litigation that could have a material effect on the company’s financial statements.

Royalty Obligations - In connection with the product licensing agreement discussed in Note 3, the Company owed a minimum royalty payment of $1,000,000 following the first year of product sales. A minimum royalty amount was also due in subsequent years. This agreement was terminated and settled in September 2021. As of September 30, 2022 and 2021, liabilities of $0 and $0, respectively, were recorded to reflect the minimum future royalty payments.

Royalty Advances - In the year ended December 31, 2020, the Company received royalty advances on future product sales from its pharmaceutical marketing partner. These cumulative advances were recorded as deferred revenue of $1,000,000 at June 30, 2021. In August 2021, the Company terminated its agreement with its marketing partner. As part of the termination settlement, the payments made to Coeptis as advance of royalty payments on product sales were deemed forfeited by the marketing partner, and to remain as payments to Coeptis for the licensing rights. As such, advances totaling $1,000,000 were recognized as licensing income in Other Income for the year ended December 31, 2021. There were no royalty advances in the three- and nine-month periods ended September 30, 2022 and 2021.

Potential Asset Acquisition — On April 6, 2022, the Company entered into a strategic agreement with Statera Biopharma, Inc.(“Statera”) (Nasdaq: STAB) giving Coeptis the exclusive right to negotiate a definitive agreement related to the acquisition by Coeptis of Statera’s toll-like receptor 5 (TLR5) agonist platform, including entolimod, a clinical-stage product currently being developed as a treatment for acute radiation syndrome. In August 2022 the Company and Statera mutually agreed to terminate the strategic agreement.

University of Pittsburgh Option Agreement - On April 29, 2022, Coeptis entered into an exclusive option agreement with University of Pittsburgh for rights to three chimeric antigen receptor T cell (CAR-T) technologies that offer the potential to address a range of hematologic and solid tumors. Among the initial cancer indications under development are pre-clinical programs targeting breast cancer and ovarian cancer. The exclusive option agreement involves the intellectual property rights to three technologies jointly developed in the laboratories of Jason Lohmueller, Ph.D., Assistant Professor of Immunology; Alexander Deiters, Ph.D., Professor of Chemistry; and Olivera Finn, Ph.D., Professor of Immunology: 1) mSA2 affinity-enhanced biotin-binding CAR, 2) universal self-labeling SynNotch and CARs for programable antigen-targeting, and 3) conditional control of universal CAR-T cells through stimulus-reactive adaptors. Per the option agreement, Coeptis paid the University of Pittsburgh a non-refundable fee of $5,000 for the exclusive option to license the patent rights to each of the three technologies. Coeptis has until October 29, 2022, to exercise the options and pay the specified exercise considerations. The option agreement may be extended an additional six months, subject to the agreement of both parties.

CAR T License - On August 31, 2022, Coeptis entered into an exclusive license agreement with the University of Pittsburgh for certain intellectual property rights related to the universal self-labeling SynNotch and CARs for programable antigen-targeting technology platform. Coeptis paid the University of Pittsburgh a non-refundable fee in the amount of $75,000 for the exclusive patent rights to the licensed technology. Under the terms of the agreement, Coeptis has been assigned the worldwide development and commercialization rights to the licensed technology in the field of human treatment of cancer with antibody or antibody fragments using SNAP-CAR T cell technology, along with (i) an intellectual property portfolio consisting of issued and pending patents and (ii) options regarding future add-on technologies and developments. In consideration of these rights, Coeptis paid an initial license fee of $75,000, and will have annual maintenance fees ranging between $15,000 and $25,000, as well as developmental milestone payments (as defined in the agreement and royalties equal to 3.5% of net sales. Additionally, the agreement contemplates that we will enter into a Sponsored Research Agreement with the University of Pittsburgh within ninety days of the execution of the agreement, with the goal of further researching and optimizing the SNAP-CAR platform.

NOTE 7 – 401(k) PROFIT-SHARING PLAN

The Company sponsors a qualified profit-sharing plan with a 401(k) feature that covers all eligible employees. Participation in the 401(k) feature of the plan is voluntary. Participating employees may defer up to 100% of their compensation up to the maximum prescribed by the Internal Revenue Code. The plan permits for employee elective deferrals but has no contribution requirements for the Company. During the nine months ended September 30, 2022 and 2021, no employer contributions were made.

NOTE 8 – INCOME TAXES

For the nine months ended September 30, 2022 and 2021, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 9 – SUBSEQUENT EVENTS

1.	On October 6, 2022, Coeptis entered into an annual service agreement with ACF Equity Research Ltd. to provide independent equity valuation research.

2.	On October 26, 2022, the Company held a special meeting of its stockholders in connection with its previously announced business combination with Bull Horn Holdings Corp. (“Bull Horn”) pursuant to that certain Agreement and Plan of Merger, dated as of April 18, 2022 (the “Merger Agreement”). There were sufficient votes to approve the merger and business combination. On October 28, 2022, the Company completed the merger and business combination with Bull Horn Holdings Corp.. In connection with the business combination, the combined company was renamed “Coeptis Therapeutics Holdings, Inc.” and its public shares and warrants commenced trading on the Nasdaq Global Market under the ticker symbols “COEP” and “COEPW,” respectively, on October 31, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our MD&A is provided as a supplement to, and should be read together with, our unaudited financial statements for the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q.

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

In May 2021, we made initial payments totaling $750,000 under the CD38 Agreements, to acquire the exclusive options to acquire co-development rights with respect to CD38-GEAR-NK and CD38-Diagnostic. On August 15, 2021, we entered into amendments to each of the CD038 Agreements. In connection with the two amendments, we delivered to VyGen promissory notes aggregating $3,250,000 with maturity dates of December 31, 2021, and made a cash payment of $1,000,000, upon which cash payment we exercised the two definitive option purchase agreements. In December 2021, we completed our payment obligations to secure the 50% ownership interest in the CD38-Diagnostic, and also entered into an amendment of the CD038-GEAR-NK promissory note to extend the maturity date to September 30, 2022 and to increase the scalable downward adjustment percentage for the CD38-GEAR-NK product candidate to 25%. Pursuant to the CD038-GEAR-NK amendment, if the promissory note is timely paid by November 15, 2022, Coeptis will maintain its 50% ownership interest in the CD38-GEAR-NK product candidate, and if the CD38-GEAR-NK promissory note is not timely paid by November 15, 2022, Coeptis’ ownership interest in such assets will automatically be reduced to 25% and the promissory note will be automatically cancelled and will no longer be due or payable. Details of the two August amendments and the December amendment are summarized in the amendments attached at Exhibits 4.1 and 4.2 to our Current Report on Form 8-K dated August 19, 2021 and Exhibits 4.2 to the our Current Report on Form 8-K dated December 27, 2021.

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

Comparison of the three months ended September 30, 2022 and September 30, 2021

Revenues. Revenues, which were generated from consulting agreements of $0 and $75,000 recorded in the three months ended September 30, 2022 and 2021 respectively, continue to be minimal. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses decreased from $6,947,898 in the three months ended September 30, 2021 to $5,568,709 in the three months ended September 30, 2022. The decrease is mainly due to lower professional services fees, as well as warrant expense.

General and Administrative Expenses. For the three months ended September 30, 2022 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. In addition, a substantial amount of General and Administrative Expenses resulted from warrant expense. The warrants issued as of September 30, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years. General and Administrative Expenses for the three months ended September 30, 2022 was $5,488,539 and was $6,759,339 for the three months ended September 30, 2021. Management may separate out G&A expenses in 2022 and 2021, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $56,423 for the three months ended September 30, 2022 and was $188,559 for the three months ended September 30, 2021. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein..

Comparison of the nine months ended September 30, 2022 and September 30, 2021

Revenues. Revenues, which were generated from consulting agreements of $0 for the nine months ended September 30, 2022 and $75,000 for the nine months ended September 30, 2021. The Company’s activities primarily include product development, raising capital, and building infrastructure. Management does not expect the Company to generate any significant revenue for at least the next two years, during which time drug development will continue toward the goal of commercializing, through a partnership or otherwise, one or more of the Company’s target products or technologies.

Operating Expenses

Overview. Operating expenses increased from $11,347,048 in the nine months ended September 30, 2021 to $31,152,697 in the nine months ended September 30, 2022. The increase is mainly due to higher professional services related to the merger transaction, as well as warrant expense.

General and Administrative Expenses. For the nine months ended September 30, 2022 and 2021, general and administrative expenses are included in operating expenses. All costs incurred can be attributed to the planned principal operations of product development, raising capital, and building infrastructure. In addition, a substantial amount of General and Administrative Expenses result from warrant expense. The warrants issued as of September 30, 2022 were valued using the Black-Scholes option pricing model using the following assumptions: 1) exercise price ranging from $1.00 to $5.00 per share, 2) fair value ranging from $4.80 to $6.00 per share, 3) discount rate ranging from 1.15% to 2.31%, 3) dividend rate of 0%, and 4) a term ranging from 2 to 5 years. General and Administrative Expenses for the nine months ended September 30, 2022 was $30,948,831 and was $11,077,747 for the nine months ended September 30, 2021. Management may separate out G&A expenses in 2022 and 2021, especially if new personnel are hired consistent with the Company’s financial regulatory and filings obligations as a publicly traded entity.

Interest Expense. Interest expense was $176,068 and $266,382 for the nine months ended September 30, 2022 and 2021, respectively. Interest was related to notes payable, which are discussed in detail in the Footnotes to the financial statements, incorporated by reference herein.

Financial Resources and Liquidity. The Company had limited financial resources during the twelve months ended December 31, 2021 with cash and cash equivalents of $2,179,558. For the period ending September 30, 2022, cash and cash equivalents increased to $7,370,909. During both these time periods, the Company continues to operate a minimal infrastructure in order to maintain its ability to fund operations, keep full focus on all product development targets and to stay current with all of the Company’s scientist consultants, legal counsel, and accountants. During 2022, the Company believes that the ability to raise capital through equity transactions will increase liquidity and enable the execution of management’s operating strategy.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KT for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Transition Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, we issued (i) 1,200,499 shares of our common stock in connection with an offering of our common stock that was made in reliance upon an exemption from registration provided by Regulation A Section 506(b) of Regulation D and (ii) 3,816,766 shares of our common stock upon the exercise of outstanding warrants.

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

COEPTIS THERAPEUTICS, INC.
Registrant

Date: November 8, 2022	By: /s/ David Mehalick
David Mehalick
Chief Executive Officer, Principal Executive Officer

Date: November 8, 2022	By: /s/ Christine Sheehy
Christine Sheehy
Chief Financial Officer, Principal Financial an Accounting Officer

